Form 10-Q
period 1996-09-28
THERMO BIOANALYSIS CORP /DE
filed 1996-11-05
CIK 1013547

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------


                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 28, 1996.

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

                         Commission File Number 1-14262


                         THERMO BIOANALYSIS CORPORATION
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       85-0429899
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    504 Airport Road
    Santa Fe, New Mexico                                           87504-2108
    (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (617) 622-1000

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
              requirements for the past 90 days. Yes [   ] No [ X ]

              The Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on September 17, 1996, the date its Registration
              Statements on Form S-1 and Form 8-A became effective, and has filed all reports required to be filed thereunder since such date.

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                   Outstanding at October 25, 1996
         ----------------------------      -------------------------------
         Common Stock, $.01 par value                 9,771,500
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                         THERMO BIOANALYSIS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                  September 28,   December 30,
   (In thousands)                                          1996           1995
   ---------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                        $ 42,802       $ 17,747
     Accounts receivable, less allowances of
       $888 and $154                                    14,735          5,482
     Inventories:
       Raw materials and supplies                        6,930          3,501
       Work in process                                   1,604          1,127
       Finished goods                                    5,414          1,340
     Prepaid expenses                                      641              7
     Prepaid income taxes                                2,078            673
     Due from parent company and affiliates                492            761
                                                      --------       --------
                                                        74,696         30,638
                                                      --------       --------

   Property, Plant and Equipment, at Cost               11,717          6,317
     Less: Accumulated depreciation and amortization     6,019          4,663
                                                      --------       --------
                                                         5,698          1,654
                                                      --------       --------

   Other Assets                                          3,361            195
                                                      --------       --------

   Cost in Excess of Net Assets of Acquired
     Companies (Note 2)                                 32,689            420
                                                      --------       --------
                                                      $116,444       $ 32,907
                                                      ========       ========








                                        2PAGE

                         THERMO BIOANALYSIS CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                 September 28,  December 30,
   (In thousands except share amounts)                    1996          1995
   -------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                 $  4,800      $    432
     Accrued payroll and employee benefits               2,096           692
     Accrued installation and warranty expenses          1,709           370
     Accrued income taxes                                2,525         1,665
     Deferred revenue                                    2,317             -
     Other accrued expenses                              6,886           374
                                                      --------      --------
                                                        20,333         3,533
                                                      --------      --------

   Deferred Income Taxes                                   228           228
                                                      --------      --------

   Subordinated Convertible Note, Due to Parent
     Company (Note 2)                                   50,000             -
                                                      --------      --------

   Shareholders' Investment (Note 3):
     Common stock, $.01 par value, 25,000,000
       shares authorized; 9,601,500 and 8,101,500
       shares issued and outstanding                        96            81
     Capital in excess of par value                     45,459        26,917
     Retained earnings                                     247         2,143
     Cumulative translation adjustment                      81             5
                                                      --------      --------
                                                        45,883        29,146
                                                      --------      --------
                                                      $116,444      $ 32,907
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.





                                        3PAGE

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                     Three Months Ended
                                               ------------------------------
                                               September 28,    September 30,
   (In thousands except per share amounts)              1996             1995
   --------------------------------------------------------------------------
   Revenues                                          $19,346         $ 5,350
                                                     -------         -------

   Costs and Operating Expenses:
     Cost of revenues                                  9,773           3,084
     Selling, general and administrative expenses      5,908           1,155
     Research and development expenses                 2,110             325
                                                     -------         -------
                                                      17,791           4,564
                                                     -------         -------

   Operating Income                                    1,555             786

   Interest Income                                       292             265
   Interest Expense, Related Party                      (557)              -
                                                     -------         -------
   Income Before Provision for Income Taxes            1,290           1,051
   Provision for Income Taxes                            503             420
                                                     -------         -------

   Net Income                                        $   787         $   631
                                                     =======         =======

   Earnings per Share                                $   .10         $   .08
                                                     =======         =======

   Weighted Average Shares                             8,200           8,219
                                                     =======         =======


   The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                       Nine Months Ended
                                                 ----------------------------
                                                 September 28,  September 30,
   (In thousands except per share amounts)                1996           1995
   --------------------------------------------------------------------------
   Revenues                                           $49,128        $17,036
                                                      -------        -------

   Costs and Operating Expenses:
     Cost of revenues                                  25,879          9,910
     Selling, general and administrative expenses      14,925          3,464
     Research and development expenses                  5,031            937
     Write-off of acquired technology (Note 2)          3,500              -
                                                      -------        -------
                                                       49,335         14,311
                                                      -------        -------

   Operating Income (Loss)                               (207)         2,725

   Interest Income                                        585            503
   Interest Expense, Related Party                     (1,225)             -
                                                      -------        -------
   Income (Loss) Before Provision for Income Taxes       (847)         3,228
   Provision for Income Taxes                           1,049          1,290
                                                      -------        -------
   Net Income (Loss)                                  $(1,896)       $ 1,938
                                                      =======        =======

   Earnings (Loss) per Share                          $  (.23)       $   .25
                                                      =======        =======

   Weighted Average Shares                              8,213          7,675
                                                      =======        =======


   The accompanying notes are an integral part of these consolidated financial statements.



                                        5PAGE

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
   (In thousands)                                       1996            1995
   -------------------------------------------------------------------------
   Operating Activities:
     Net income (loss)                             $ (1,896)        $  1,938
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Depreciation and amortization                2,158              258
         Provision for losses on accounts
           receivable                                   118               27
         Write-off of acquired technology (Note 2)    3,500                -
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                        355              615
             Inventories                                 39              (45)
             Other current assets                     1,350              (42)
             Accounts payable                         1,178              (66)
             Other current liabilities                2,441              242
                                                   --------         --------
               Net cash provided by operating
                 activities                           9,243            2,927
                                                   --------         --------

   Investing Activities:
     Acquisitions, net of cash acquired (Note 2)    (52,145)               -
     Purchases of property, plant and equipment        (596)            (269)
                                                   --------         --------
               Net cash used in investing
                 activities                         (52,741)            (269)
                                                   --------         --------

   Financing Activities:
     Net proceeds from issuance of Company
       common stock (Note 3)                         18,557           14,918
     Proceeds from issuance of subordinated
       convertible note to parent company (Note 2)   50,000                -
     Proceeds from issuance of note payable to
       Thermo Electron (Note 2)                      30,000                -
     Repayment of note payable to Thermo
       Electron (Note 2)                            (30,000)               -
     Net transfer from parent company                     -            1,488
                                                   --------         --------
               Net cash provided by financing
                 activities                        $ 68,557         $ 16,406
                                                   --------         --------


                                        6PAGE

                         THERMO BIOANALYSIS CORPORATION

                                   (Unaudited)


                                                    Nine Months Ended
                                              -----------------------------
                                              September 28,   September 30,
   (In thousands)                                      1996            1995
   ------------------------------------------------------------------------
   Exchange Rate Effect on Cash                    $     (4)      $      -
                                                   --------       --------

   Increase in Cash and Cash Equivalents             25,055         19,064
   Cash and Cash Equivalents at Beginning of
     Period                                          17,747             21
                                                   --------       --------
   Cash and Cash Equivalents at End of Period      $ 42,802       $ 19,085
                                                   ========       ========

   Noncash Activities (Note 2):
     Fair value of assets of acquired companies    $ 68,277       $      -
     Cash paid for acquired companies               (52,191)             -
                                                   --------       --------
       Liabilities assumed of acquired companies   $ 16,086       $      -
                                                   ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.














                                        7PAGE

                         THERMO BIOANALYSIS CORPORATION

                   Notes to Consolidated Financial Statements

    1.   General

         The interim consolidated financial statements presented have been prepared by Thermo BioAnalysis Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 1996, the results of operations for the three- and nine-month periods ended September 28, 1996 and September 30, 1995, and the cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (Reg. No. 333-08697), filed with the Securities and Exchange Commission.


    2.   Acquisitions

         In February 1996, the Company acquired substantially all of the assets, subject to certain liabilities, of the DYNEX Technologies (DYNEX) division of Dynatech Corporation for $43.2 million, subject to a post-closing adjustment. DYNEX designs, manufactures, and markets products used in the immunoassay segment of the bioinstrumentation market. This acquisition has been accounted for using the purchase method of accounting, and DYNEX's results have been included in the accompanying financial statements from the date of acquisition. The cost of DYNEX exceeded the estimated fair value of the acquired net assets by $33.0 million, which is being amortized over 40 years.

         On March 29, 1996, Thermo Instrument Systems Inc. (Thermo Instrument) acquired a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer Inc. In July 1996, the Company acquired the Affinity Sensors and LabSystems divisions of Fisons from Thermo Instrument for $9.0 million in cash, subject to a post-closing adjustment to be negotiated with Fisons by Thermo Instrument. Affinity Sensors supplies biosensors used in life sciences research by the pharmaceutical and biotechnology industries, universities, and medical research institutes. LabSystems designs, implements, and supports laboratory information management systems and chromatography systems used in research and development, quality assurance and control, and processing plants. Because the Company, Affinity Sensors, and LabSystems were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for

                                        8PAGE

                         THERMO BIOANALYSIS CORPORATION
    in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements include the results of Affinity Sensors and LabSystems from March 29, 1996. During the first nine months of 1996, the Company wrote off $3.5 million of acquired technology in connection with these acquisitions, which represents the portion of the purchase price allocated to technology in development at the acquired businesses, based on estimated replacement cost.

         To help finance the acquisition of DYNEX, the Company borrowed $30.0 million from Thermo Electron Corporation (Thermo Electron) pursuant to a promissory note due February 1997, and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. In connection with the acquisition of Affinity Sensors and LabSystems in July 1996, the Company issued to Thermo Instrument a $50.0 million principal amount 4.875% subordinated convertible note due 2001, convertible into shares of the Company's common stock at $16.50 per share. The Company used part of the proceeds of the subordinated convertible note to retire the $30.0 million promissory note.

         Based on unaudited data, the following table presents selected financial information for the Company, DYNEX, Affinity Sensors, and LabSystems on a pro forma basis, assuming the companies had been combined since the beginning of 1995.

                                Three Months Ended       Nine Months Ended
                               --------------------    ---------------------
    (In thousands except       Sept. 28,  Sept. 30,    Sept. 28,   Sept. 30,
    per share amounts)              1996       1995         1996        1995
    ------------------------------------------------------------------------
    Revenues                     $19,346   $18,299      $56,316     $57,486
    Net income (loss)                798      (363)        (890)     (1,007)
    Earnings (loss) per share        .10      (.04)        (.11)       (.13)

         The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions of DYNEX, Affinity Sensors, and LabSystems been made at the beginning of fiscal 1995.


    3.   Initial Public Offering

         In September 1996, the Company sold 1,500,000 shares of its common stock in an initial public offering at $14.00 per share for net proceeds of approximately $18.6 million. Subsequent to the end of the quarter, the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 170,000 shares of its common stock for net proceeds of approximately $2.2 million. Following the initial public offering and the exercise of the over-allotment option, Thermo Instrument, a majority-owned subsidiary of Thermo Electron, owned 67% of the Company's outstanding common stock.

                                        9PAGE

                         THERMO BIOANALYSIS CORPORATION

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

    Overview

         The Company operates in three principal areas: life sciences instrumentation, information management systems, and health physics instrumentation. The Company's life sciences instrumentation group includes its DYNEX Technologies (DYNEX) and Affinity Sensors subsidiaries and its capillary electrophoresis (CE) and MALDI-TOF mass spectrometer divisions, through which the Company designs, manufactures, and markets a broad range of instruments and consumables based on proprietary immunoassay, optical biosensor, mass spectrometry, and CE technologies. The Company's LabSystems subsidiary designs, implements, and supports laboratory information management systems (LIMS) and chromatography data systems. The Company's Eberline health physics subsidiary supplies radiation detection and counting instrumentation and sophisticated radiation monitoring systems to the nuclear industry worldwide.

         The Company's strategy is to develop and market a portfolio of instruments and information management systems for biochemistry and other applications through research and development of innovative products and through the acquisition of complementary businesses and technologies. In February 1996, the Company acquired DYNEX, which supplies automated systems, detection systems, and consumables for the immunoassay market. In July 1996, the Company acquired the Affinity Sensors and LabSystems divisions of Fisons plc (Fisons) from Thermo Instrument Systems Inc. (Thermo Instrument) (Note 2). Affinity Sensors supplies optical biosensors used in life sciences research by the pharmaceutical and biotechnology industries, universities, and medical research institutes. Affinity Sensors was established to develop and commercialize products based on a new technology, optical biosensors, and commenced commercial sales in 1993. LabSystems designs, implements, and supports laboratory information management systems and chromatography data systems used in research and development, quality assurance and control, and processing plants. Because the Company, Affinity Sensors, and LabSystems were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, which had acquired a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons on March 29, 1996, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements include the results of Affinity Sensors and LabSystems from March 29, 1996. During the first nine months of 1996, the Company wrote off $3.5 million of acquired technology in connection with the Affinity Sensors and LabSystems acquisitions.

                                       10PAGE

                         THERMO BIOANALYSIS CORPORATION

    Results of Operations

    Third Quarter 1996 Compared With Third Quarter 1995

         Revenues increased to $19.3 million in the third quarter of 1996 from $5.4 million in the third quarter of 1995. This increase was primarily due to the inclusion of $8.8 million in revenues from DYNEX, which was acquired in February 1996, and the inclusion of $5.8 million in revenues from LabSystems and Affinity Sensors, which were acquired as of March 29, 1996 for accounting purposes (Note 2), offset in part by lower revenues at the Company's MALDI-TOF division due to increased competition and a change in distribution channels from commission-based sales agents to distributors.

         The gross profit margin increased to 49% in the third quarter of 1996 from 42% in the third quarter of 1995, primarily due to the inclusion of higher-margin revenues at LabSystems and Affinity Sensors and, to a lesser extent, at DYNEX. These increases were offset in part by a decrease in margins at the Company's MALDI-TOF division, due to a change in distribution channels from commission-based sales agents to distributors, which resulted in reduced revenues.

         Selling, general and administrative expenses as a percentage of revenues increased to 31% in the third quarter of 1996 from 22% in the third quarter of 1995, primarily due to higher costs as a percentage of revenues at DYNEX and LabSystems. In mid-1996 the Company implemented cost reduction plans at DYNEX and LabSystems, which are expected to reduce selling, general and administrative expenses as a percentage of revenues at each business primarily by decreasing staffing levels and, to a lesser extent, travel and other related costs. Research and development expenses increased to $2.1 million in the third quarter of 1996 from $0.3 million in the third quarter of 1995, primarily due to the inclusion of expenses at DYNEX, LabSystems, and Affinity Sensors.

         Interest income in both periods primarily represents interest earned on the invested proceeds from the Company's March 1995 and April 1995 private placements of common stock. Interest expense in the third quarter of 1996 represents interest associated with the $50.0 million principal amount subordinated convertible note issued to Thermo Instrument in July 1996 and, to a lesser extent, interest associated with the $30.0 million promissory note issued to Thermo Electron Corporation (Thermo Electron) in February 1996, which was repaid in July 1996
    (Note 2).

         The effective tax rate was 39% in the third quarter of 1996, compared with 40% in the third quarter of 1995. These rates exceed the statutory federal income tax rate primarily due to the impact of state income taxes.

    First Nine Months 1996 Compared With First Nine Months 1995

         Revenues increased to $49.1 million in the first nine months of 1996 from $17.0 million in the first nine months of 1995. This increase was primarily due to the inclusion of $23.5 million in revenues from DYNEX, which was acquired in February 1996, and the inclusion of $11.8 million

                                       11PAGE

                         THERMO BIOANALYSIS CORPORATION
    in revenues from LabSystems and Affinity Sensors, which were acquired as of March 29, 1996 for accounting purposes, offset in part by lower revenues at the Company's MALDI-TOF division due to increased competition and a change in distribution channels from commission-based sales agents to distributors. In addition, revenues at the Company's Eberline health physics subsidiary decreased primarily due to reduced spending at U.S. Department of Energy facilities as a result of the federal budgetary impasse.

         The gross profit margin increased to 47% in the first nine months of 1996 from 42% in the first nine months of 1995, due to the reasons discussed in the results of operations for the third quarter.

         Selling, general and administrative expenses as a percentage of revenues increased to 30% in the first nine months of 1996 from 20% in the first nine months of 1995, primarily due to the reasons discussed in the results of operations for the third quarter. Research and development expenses increased to $5.0 million in the first nine months of 1996 from $0.9 million in the first nine months of 1995, primarily due to the reasons discussed in the results of operations for the third quarter.

         During the first nine months of 1996, Thermo Instrument wrote off $3.5 million in acquired technology in connection with the acquisition of Affinity Sensors and LabSystems. Because the Company, Affinity Sensors, and LabSystems were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, this write-off is included in the Company's results of operations.

         Interest income in both periods primarily represents interest earned on the invested proceeds from the Company's March 1995 and April 1995 private placements of common stock. Interest expense in the first nine months of 1996 represents interest associated with the $30.0 million promissory note issued to Thermo Electron in February 1996, which was repaid in July 1996 and, to a lesser extent, interest associated with the $50.0 million principal amount subordinated convertible note issued to Thermo Instrument in July 1996.

         The effective tax rate was 40% in both periods, excluding the effect of the March 1996 write-off of acquired technology associated with the acquisition of U.K.-based Affinity Sensors and LabSystems, for which no tax benefit has been recorded. This rate exceeds the statutory federal income tax rate primarily due to the impact of state income taxes.

    Liquidity and Capital Resources

         Consolidated working capital was $54.4 million as of September 28, 1996, compared with $27.1 million as of December 30, 1995. Included in working capital are cash and cash equivalents of $42.8 million as of September 28, 1996, compared with $17.7 million as of December 30, 1995. During the first nine months of 1996, $9.2 million of cash was provided by operating activities. Accounts payable and other current liabilities increased by approximately $3.6 million primarily as a result of higher accounts payable and accrued expense balances at DYNEX, which had been

                                       12PAGE

                         THERMO BIOANALYSIS CORPORATION
    reduced from normal levels in anticipation of its acquisition by the Company. During the first nine months of 1996, the Company expended $0.6 million for the purchases of property, plant and equipment. The Company expects to expend approximately $0.2 million for additional purchases of property, plant and equipment during the remainder of 1996.

         In February 1996, the Company purchased DYNEX for approximately $43.2 million (Note 2). To help finance the acquisition of DYNEX, the Company borrowed $30.0 million from Thermo Electron pursuant to a promissory note due February 1997, and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

         In July 1996, the Company purchased Affinity Sensors and LabSystems from Thermo Instrument (Note 2) for approximately $9.0 million, subject to a post-closing adjustment to be negotiated with Fisons by Thermo Instrument in connection with the negotiations for the settlement of the final purchase price for all of the businesses of Fisons acquired by Thermo Instrument in March 1996. In connection with the acquisition of Affinity Sensors and LabSystems in July 1996, the Company issued to Thermo Instrument a $50.0 million principal amount 4.875% subordinated convertible note due 2001, convertible into shares of the Company's common stock at $16.50 per share. The Company used part of the proceeds of the subordinated convertible note to retire the $30.0 million promissory note issued to Thermo Electron in connection with the acquisition of DYNEX.

         In September 1996, the Company sold 1,500,000 shares of its common stock in an initial public offering at $14.00 per share for net proceeds of approximately $18.6 million. Subsequent to the end of the quarter, the underwriters of the Company's initial public offering exercised their over-allotment option to purchase an additional 170,000 shares of its common stock for net proceeds of approximately $2.2 million (Note 3).

         Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it will finance these acquisitions through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo Instrument or Thermo Electron, although there is no agreement with Thermo Instrument or Thermo Electron under which such parties are obligated to lend funds to the Company. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 5 - Other Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution

                                       13PAGE

                         THERMO BIOANALYSIS CORPORATION
    readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Intense Competition. The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that the principal competitive factors affecting the markets for its products include product features, product performance, price, and service. The Company's competitors include a number of large multinational corporations. These companies and certain of the Company's other competitors have substantially greater financial, marketing, and other resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. Competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development or ability to develop new technologies will be sufficient to enable it to compete effectively.

         Rapid and Significant Technological Change and New Products. The markets for the Company's products are characterized by rapid and significant technological change, evolving industry standards, and frequent new product introductions and enhancements. Many of the Company's products and products under development are technologically innovative, and require significant planning, design, development, and testing, at the technological, product, and manufacturing process levels. These activities require significant capital commitments and investment by the Company. In addition, products that are competitive in the Company's markets are characterized by rapid and significant technological change due to industry standards that may change on short notice and by the introduction of new products and technologies that render existing products and technologies uncompetitive or obsolete. There can be no assurance that any of the products currently being developed by the Company, or those to be developed in the future, will be technologically feasible or accepted by the marketplace, that any such development will be completed in any particular time frame, or that the Company's products or proprietary technologies will not become uncompetitive or obsolete.

         Uncertainty of Market Acceptance of New Products. Certain of the Company's products represent alternatives to traditional instruments and methods and as a result may be slow to achieve, or may not achieve, market acceptance, as customers may seek further validation of the efficiency and efficacy of the Company's technology. This is particularly true where the purchase of the product requires a significant capital commitment. The Company's optical biosensor, MALDI-TOF, and capillary electrophoresis products are based on relatively new technologies. The Company believes that, to a significant extent, its growth prospects depend on its ability to gain acceptance by a broader group of customers

                                       14PAGE

                         THERMO BIOANALYSIS CORPORATION
    of the efficiency and efficacy of the Company's innovative technologies. There can be no assurance that the Company will be successful in obtaining such broad acceptance.

         Dependence on Capital Spending Policies and Government Funding. The Company's customers include pharmaceutical, biotechnology, and chemical companies and clinical diagnostic laboratories and companies. The capital spending policies of these companies can have a significant effect on the demand for the Company's products. Such policies are based on a wide variety of factors, including the resources available to make such purchases, the spending priorities among various types of research equipment and the policies regarding capital expenditures during recessionary periods. Any decrease in capital spending by life sciences companies could have a material adverse effect on the Company's business and results of operations. Recently, biotechnology companies have raised significant amounts of capital through public share offerings, and most of these companies are engaged in active research and development programs that include capital spending. However, the availability of capital through the public markets can be cyclical and there can be no assurance that the raising of capital by these companies will continue, nor can there be any assurance that additional capital, if available, will result in increased sales of the Company's products.

         A significant portion of the Company's sales are to universities, government research laboratories, private foundations, and other institutions where funding is dependent on grants from government agencies such as the National Institutes of Health (NIH) and the equivalent of the NIH in the foreign countries where the Company markets its products. If government funding necessary to purchase the Company's products were to become unavailable to researchers for any extended period of time or if overall research funding were to decrease, the Company's business and results of operations could be adversely affected. In addition, in fiscal 1995 approximately 33% of sales by the Company's Eberline health physics subsidiary were made to various branches of the United States government, primarily the United States Department of Energy (DOE). The Company believes that recent uncertainties in the federal budget process have led to a decrease in demand for the Company's health physics products from the Departments of Defense and Energy. Revenues attributable to sales to the Departments of Defense and Energy declined for the nine-month period ended September 28, 1996 compared to revenues during the corresponding nine-month period of fiscal 1995. Any further decline in purchases by the United States government, including without limitation declines as the result of budgeting limitations, could have an adverse effect on the Company's business and results of operations.

         Dependence on Patents and Proprietary Rights. The Company places considerable importance on obtaining patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and to the marketplace. The Company's success depends in part on its ability to develop patentable products and obtain

                                       15PAGE

                         THERMO BIOANALYSIS CORPORATION
    and enforce patent protection for its products both in the United States and in other countries. The Company has filed and intends to file applications as appropriate for patents covering its products. No assurance can be given that patents will issue from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected.

         The commercial success of the Company will also depend in part on its neither infringing patents issued to competitors or others nor breaching the technology licenses upon which components of the Company's products are based. The Company is aware of patents and patent applications belonging to competitors and other third parties, and it is uncertain whether these patents and patent applications will require the Company to alter its products or processes, pay licensing fees, or cease making and selling infringing products and pay damages for past infringement. In particular, the Company is aware of a U.S. patent held by a third party that may relate to the design of the cuvette used in the Company's optical biosensor system. The Company is also aware of patents held by another third party that may relate to the features of certain of the Company's MALDI-TOF mass spectrometers. Although the Company believes that the validity and/or infringement of these patents may be subject to challenge, if the patent holder were successful in enforcing any such patent, the Company would be subject to damages for past infringement and enjoined from manufacturing and selling products utilizing the features associated with the patent, which could have a material adverse effect on the Company's business and results of operations.

         The Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

         Government Regulations; No Assurance of Regulatory Approval. The production and marketing of certain of the Company's products and its ongoing research and development activities are subject to regulation by government authorities in the United States and in other countries. To the extent that an analytical instrument will be used in human clinical or diagnostic applications, the manufacturer of that instrument must submit to the U.S. Food and Drug Administration (FDA), prior to commercial distribution of the instrument, either a premarket notification (510(k)) or a premarket approval (PMA) application. The

                                       16PAGE

                         THERMO BIOANALYSIS CORPORATION

    Company has, to date, been required to obtain 510(k) clearance with respect to certain clinical applications of its Microtiter(R) technology products. There can be no assurance that 510(k) clearance for any future product or modification of an existing product will be granted by the FDA within a reasonable time frame, if at all, that in the future the FDA will not require manufacturers of certain medical devices to engage in a more thorough and time consuming approval process than the 510(k) process, or that the FDA or certain corresponding state or international government agencies will permit marketing of the Company's products in their respective jurisdictions.

         As a result of the clinical applications of certain of the Company's Microtiter technology products, the Company is registered with the FDA as a medical device manufacturer. As such, the Company may be inspected on a routine basis by the FDA for compliance with the FDA's Good Manufacturing Practices and other applicable regulations. These regulations require that the Company manufacture its products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and quality control activities. Further, the Company is required to comply with various FDA requirements for reporting of product malfunctions and other matters.

         The regulatory standards for manufacturing are currently being applied stringently by the FDA and state regulatory agencies. Noncompliance with FDA or applicable state agency regulations or discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, including fines, recalls, injunctions or seizures of products, refusal of the government to approve or clear product approval applications or to allow the Company to enter into government supply contracts, or even withdrawal of the product from the market, or criminal prosecution, any of which could have a material adverse effect on the Company's business and results of operations.

         International regulatory bodies often establish varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. In order to continue to sell its products in Europe, the Company is required to maintain an ISO 9000 series registration, an internationally-recognized set of quality standards, and each of its products is required to obtain a CE mark, evidence of compliance with European Union electronic safety requirements. While the Company has an active program to comply with CE mark requirements and an ISO 9000 compliance program, there can be no assurance that the Company will be successful in maintaining its compliance with applicable certification requirements. Any violation of, and the cost of compliance with, these regulations or requirements could have a material adverse effect on the Company's business and results of operations.

         Uncertainty of Patient Reimbursement. The Federal government regulates reimbursement of fees for certain diagnostic examinations and capital equipment acquisition costs connected with services to Medicare beneficiaries. Recent legislation has limited Medicare reimbursement for

                                       17PAGE

                         THERMO BIOANALYSIS CORPORATION
    diagnostic examinations. For example, deficit reduction measures have resulted in reimbursement rate reductions in the past and may result in further rate reductions in the future. According to third party data, overall Medicare reimbursements were estimated to decline approximately 2.3% in 1996 from 1995. These policies may have the effect of limiting the availability or reimbursement for procedures, and as a result may inhibit or reduce demand by healthcare providers for products in the markets in which the Company competes. While the Company cannot predict what effect the policies of government entities and other third party payors will have on future sales of the Company's products, there can be no assurance that such policies would not have an adverse impact on the operations of the Company.

         Potential Product Liability. The Company's business exposes it to potential product liability claims which are inherent in the manufacturing, marketing, and sale of biomedical instruments and diagnostic products, and as such the Company may face substantial liability to patients for damages resulting from the faulty design or manufacture of its products. The Company currently maintains product liability insurance, but there can be no assurance that this insurance will provide sufficient coverage in the event of a claim, that the Company will be able to maintain such coverage on acceptable terms, if at all, or that a product liability claim would not materially adversely affect the business or financial condition of the Company.

         Risks Associated with Acquisition Strategy. The Company's strategy includes the acquisition of businesses and technologies that complement or augment the Company's existing product lines. For example, in February 1996 the Company acquired DYNEX Technologies, formerly Dynatech Laboratories, from Dynatech Corporation, and in July 1996 acquired the Affinity Sensors and LabSystems divisions of Fisons plc from Thermo Instrument. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. Any acquisitions completed by the Company may be made at substantial premiums over the fair value of the net assets of the acquired companies. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired businesses. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's stockholders.

         Risks Associated With International Operations. International sales accounted for 33% of the Company's revenues in fiscal 1995. The Company expects that this percentage will increase in fiscal 1996 as a result of its acquisitions of DYNEX, Affinity Sensors, and LabSystems. The Company intends to continue to expand its presence in international markets. International revenues are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign

                                       18PAGE

                         THERMO BIOANALYSIS CORPORATION
    customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse impact on the Company's business and results of operations.


    Item 6 - Exhibits

         See Exhibit Index on the page immediately preceding exhibits.























                                       19PAGE

                         THERMO BIOANALYSIS CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1996.

                                        THERMO BIOANALYSIS CORPORATION



                                        Paul F. Kelleher
                                        --------------------
                                        Paul F. Kelleher
                                        Chief Accounting Officer



                                        John N. Hatsopoulos
                                        --------------------
                                        John N. Hatsopoulos
                                        Chief Financial Officer





















                                       20PAGE

                         THERMO BIOANALYSIS CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit                                Page
    -----------------------------------------------------------------------

      10         Stock Holdings Assistance Plan and Form of Promissory
                 Note.

      11         Statement re: Computation of earnings per share.

      27         Financial Data Schedule.