Form 10-K
period 1996-12-28
THERMO BIOANALYSIS CORP /DE
filed 1997-03-18
CIK 1013547

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  _____________________________________________
                                    FORM 10-K
    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended December 28, 1996

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                         Commission file number 1-12179

                         THERMO BIOANALYSIS CORPORATION
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       85-0429899
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    504 Airport Road
    Santa Fe, New Mexico                                           87504-2108
    (Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (617) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

           Title of each class           Name of exchange on which registered
       ----------------------------      ------------------------------------
       Common Stock, $.01 par value            American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
    Yes [ X ]  No [   ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this
    Form 10-K or any amendment to this Form 10-K. [   ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $40,240,275.

    As of January 24, 1997, the Registrant had 9,771,500 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's Annual Report to Shareholders for the year ended December 28, 1996, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a) General Development of Business

        Thermo BioAnalysis Corporation (the Company or the Registrant) designs, manufactures, and markets instruments and information management systems used in biochemical research and production, as well as in clinical diagnostics. The Company has three principal product lines: life sciences instrumentation, information management systems, and health physics instrumentation. The Company's life sciences instrumentation group includes its DYNEX Technologies (DYNEX), Affinity Sensors, and MALDI-TOF mass spectrometer subsidiaries and its capillary electrophoresis (CE) division, through which the Company designs, manufactures, and markets a broad range of instruments and consumables based on proprietary immunoassay, optical biosensor, mass spectrometry, and CE technologies. The Company's LabSystems subsidiary designs, implements, and supports laboratory information management systems (LIMS) and chromatography data systems. The Company's Eberline health physics subsidiary supplies radiation detection and counting instrumentation and sophisticated radiation monitoring systems to the nuclear industry worldwide. The Company was incorporated in February 1995 as a wholly owned subsidiary of Thermo Instrument Systems Inc. (Thermo Instrument). Thermo Instrument is a publicly traded, majority-owned subsidiary of Thermo Electron Corporation (Thermo Electron).

        The Company's strategy is to develop and market a portfolio of instruments and information management systems for biochemistry and other applications through research and development of innovative products and through the acquisition of complementary businesses and technologies. In February 1996, the Company acquired DYNEX, which supplies automated systems, detection systems, and consumables for the immunoassay market, for $43.2 million in cash. In July 1996, the Company acquired for $9.0 million in cash the Affinity Sensors and LabSystems divisions of Fisons plc (Fisons) from Thermo Instrument, which had acquired a substantial portion of the Scientific Instruments Division of Fisons from Rhone-Poulenc Rorer, Inc. on March 29, 1996. The purchase price is subject to a post-closing adjustment based on a post-cloing adjustment to be negotiated with Fisons by Thermo Instrument in connection with the settlement of the final purchase price for all of the businesses of Fisons acquired by Thermo Instrument in March 1996. Affinity Sensors supplies optical biosensors used in life sciences research by the pharmaceutical and biotechnology industries, universities, and medical research institutes. Affinity Sensors was established to develop and commercialize products based on a new technology, optical biosensors, and commenced commercial sales in 1993. LabSystems designs, implements, and supports laboratory information management systems and chromatography data systems used in research and development, quality assurance and control, and processing plants.

        In September 1996, the Company commenced an initial public offering of 1,670,000 shares of its common stock at $14.00 per share for net proceeds of $20.8 million. As of December 28, 1996, Thermo Instrument owned 6,500,000 shares of the common stock of the Company, representing 67% of such stock outstanding. Thermo Instrument develops, manufactures, and markets instruments used to detect and measure air pollution,
                                        2PAGE
    radioactivity, complex chemical compounds, toxic metals, and other elements in a broad range of liquids and solids, as well as to control and monitor various industrial processes. As of December 28, 1996, Thermo Electron owned 59,200 shares of the common stock of the Company, representing .61% of such stock outstanding. These shares were purchased during 1996* in the open market for a total purchase price of $809,000. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and paper-recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1996 Annual Report to Shareholders incorporated herein by reference.

    (b) Financial Information About Industry Segments

        The Company conducts business in one industry segment.

    (c) Description of Business

        (i) Principal Products and Services

        The Company designs, manufactures, and markets instruments and information management systems for use in biochemical research and production, as well as in clinical diagnostics. The Company markets and distributes its products through a number of channels, including a direct sales force, independent sales representatives, distributors, and OEMs. The method of distribution is determined by product line and market size and potential, as well as by local business convention, industry mix, and the availability of technically-qualified representatives.

        The Company focuses on three principal product areas:

        Life Sciences Instrumentation. The Company markets a broad range of instruments and consumables based on proprietary immunoassay, optical biosensor, mass spectrometry, and capillary electrophoresis (CE) technologies.


    * References to 1996, 1995, and 1994 herein are for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively.
                                        3PAGE

        Information Management Systems. The Company offers laboratory information management systems (LIMS) and chromatography data systems
        (CDS) for use in laboratories and clinical testing facilities. The Company's information management systems are designed to facilitate the monitoring and analysis of samples throughout the laboratory or clinical lifecycle.

        Health Physics Instrumentation. The Company markets radiation detection instrumentation and complete radiation monitoring systems for use in and around nuclear power plants and other facilities where radioactive materials are used.

    Life Sciences Instrumentation.

        The Company designs, manufactures, and markets a broad range of instruments and consumables based on proprietary immunoassay, optical biosensor, mass spectrometry, and capillary electrophoresis technologies. The Company's products include automated systems, detection systems, and consumables for the immunoassay market; optical biosensors; MALDI-TOF mass spectrometers; and capillary electrophoresis systems, components, and accessories.

        Immunoassay. The Company's DYNEX subsidiary designs, manufactures, sells, and supports products for immunoassay testing. Immunoassay is an analytical method used for the qualitative and quantitative analysis of biological molecules. Immunoassay products are used in medical and pharmaceutical research; clinical diagnostics including tests for pregnancy, hepatitis, and HIV; veterinary medicine; agricultural diagnostics; water quality testing; and food and beverage testing. In 1996, the Company introduced the MLX luminescence detection system, and a third-generation fully automated testing system, the DIAS Ultra.

        The Company has focused its sales efforts on the clinical diagnostic and research markets, including healthcare and hospital facilities, chemical and pharmaceutical manufacturers, universities, medical and pharmaceutical research laboratories, veterinary and agricultural research laboratories, and governmental institutions such as the U.S. Food and Drug Administration, the National Institute of Health, and the Center for Disease Control. The Company's products are used principally by large clinical and research laboratories and manufacturers, including pharmaceutical companies, where large-batch, high-volume testing methods are required.

        The Company sells its immunoassay products principally through its direct sales force, OEMs, and distributors throughout the world. The company maintains direct sales offices in the Czech Republic, France, Germany, Hong Kong, Russia, the United Kingdom, and the United States. The Company also sells through manufacturers' representatives. The Company sells to clinical laboratories and hospitals primarily through OEM arrangements with major reagent manufacturers that purchase consumables and instruments for resale to their customers.

                                        4PAGE

        Optical Biosensors. Optical biosensor systems are a new technology used to quantify biomolecules and characterize their functional properties. Optical biosensor systems monitor the interaction of two or more biological compounds by measuring changes in the refractive index caused by molecular activity. The Company's Affinity Sensors subsidiary designs, develops, and sells optical biosensors for life sciences research in the pharmaceutical and biotechnology industries, universities, and medical research institutes. The Company offers both manual and automated versions of its optical biosensor system for performing a broad range of assays and affinity measurements. In 1996, the Company introduced an automated optical biosensor system, and is currently developing multi-analyte biosensors.

        The Company's optical biosensor products serve a variety of geographic markets. In the United Kingdom and the United States, the Company maintains direct sales and service offices, as well as distributors. In Australia, Belgium, France, Germany, Italy, Japan, the Netherlands, Spain, Scandinavia, Switzerland, and Singapore, the Company distributes its optical biosensor products through an arrangement with Thermo Instrument.

        MALDI-TOF Mass Spectrometry. The Company currently offers three MALDI-TOF mass spectrometers, including an enhanced benchtop MALDI-TOF mass spectrometer that has significantly enhanced resolution, which was introduced in 1996. Mass spectrometry measures the molecular weight of a sample's components, thereby enabling identification and measurement of organic chemical compounds and/or inorganic elements contained in the sample. Historically, mass spectrometry has been of little use to biochemists because mass spectrometry measurements of large molecules, such as the biomolecules that comprise peptides and proteins that have molecular weights in excess of 3,000 daltons, were not possible.

        The development of ionization techniques such as those used in the MALDI-TOF mass spectrometer have solved this problem. MALDI-TOF mass spectrometers, first commercially available in 1990, measure the amount of time required for an ionized molecule to reach a detector, and convert that measurement into a measurement of mass. Using these devices, biochemists can measure molecules with molecular weights of up to 500,000 daltons.

        The Company distributes its MALDI-TOF mass spectrometry products through its direct sales force in the United States and Western Europe, and through sales representatives elsewhere in the world. In Japan, the Company distributes its MALDI-TOF mass spectrometry products through an arrangement with ThermoQuest Corporation (ThermoQuest), a majority-owned subsidiary of Thermo Instrument.

        Capillary Electrophoresis. Capillary electrophoresis (CE) is a purification and separation technique commercially introduced in 1989. CE systems separate molecules as they move through an extremely narrow tube, or capillary, that is charged with an electric field. The Company's line of CE systems includes a low-cost, manually-controlled CE system and a fully-automated CE system with multiple wavelength detectors. In 1996, the Company introduced its new generation CE system that has more than twice the sample capacity of competing products, thereby permitting users

                                        5PAGE
    to decrease labor costs by allowing longer periods of unattended operation. The Company's CE systems offer high sensitivity, as well as advanced data handling, control, and automation features. The Company also offers a line of CE capillaries, buffers, and other consumables.

        The largest market for CE systems are pharmaceutical companies, whose research activities require state-of-the-art CE systems and related supplies. One of the principal applications for CE systems is the analysis and separation of biomolecules such as proteins, peptides, and nucleic acids, including DNA. Applications of DNA separation by CE include the identification of specific individuals through DNA "fingerprinting" and the diagnosis of diseases and specific genetic disorders such as leukemia, hepatitis, and sickle cell anemia.

        ThermoQuest distributes the Company's CE products and is the exclusive distributor of such products in jurisdictions in which it maintains a direct sales force.

        Life sciences instrumentation revenues were $40,623,000, $6,308,000, and $6,467,000 in 1996, 1995, and 1994, respectively.

    Information Management Systems

        The Company's LabSystems subsidiary designs, develops, and supports LIMS and CDS, and is recognized as one of the world's leading LIMS suppliers. The Company also maintains an implementation support group that provides software customization and project management services for its customers. The Company's products are distributed throughout a wide user base including research and development, quality assurance/quality control, and processing facilities. A substantial majority of the Company's customers are Fortune 500 companies in the process chemical, aerospace, pharmaceutical, environmental, oil and gas, petrochemical, automotive, food and beverage, agricultural, and medical products industries.

        The Company's CDS products are open system analytical tools that assist users in analyzing chromatographic data obtained via gas and liquid chromatography and capillary electrophoresis.

        The Company's LIMS and CDS products serve a variety of geographic markets. In the United Kingdom and the United States, the Company maintains direct sales and service offices, as well as a network of distributors. In Australia, Brazil, Canada, France, Germany, Italy, the Middle East, the Netherlands, Scandinavia, Singapore, South Africa, and Spain, the Company distributes its LIMS and CDS products through an arrangement with Thermo Instrument.

        Information management systems revenues were $16,217,000 from March 29, 1996, the date Thermo Instrument acquired LabSystems, through December 28, 1996.

                                        6PAGE

    Health Physics Instrumentation

        The Company produces a broad range of products, including portable and stand-alone instruments and computer-integrated systems that detect and measure nuclear radiation in and around nuclear power plants and other facilities where radioactive materials are used.

        Approximately 58% of the radiation monitoring instruments sold by the Company are purchased for use in nuclear power plants and United States Department of Energy facilities. The remainder are sold to medical and educational institutions, the military service, state and local governments, and others.

        The Company also designs, manufactures, and installs complete computer-integrated systems for monitoring effluents from nuclear power plants and for making radiation measurements at strategic locations throughout such facilities. These systems comprise a network of radiation monitors and data acquisition subsystems that process and store measurements and, on request, transmit data to a central system controller for display and recordkeeping.

        The Company sells its health physics instruments directly through sales and support offices in the United States and Canada, and through sales representatives elsewhere in the world.

        Health physics revenues were $14,809,000, $16,226,000, and $18,660,000 in 1996, 1995, and 1994, respectively.

        (ii) New Products

        The Company's business includes the research and development of new products. (see "Principal Products and Services.")

        (iii) Raw Materials

        Raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

        (iv) Patents, Licenses, and Trademarks

        The Company's policy is to protect its intellectual property rights and to apply for patent protection when appropriate. The Company currently holds several issued United States patents expiring at various dates ranging from 2002 to 2011. The Company also has applications pending for additional United States patents and a number of foreign counterparts for its patents in various foreign countries. In addition, the Company has registered, or other, trademarks. Patent protection provides the Company with competitive advantages with respect to certain systems. The Company believes, however, that technical know-how and trade secrets are more important to its business than patent protection.

                                        7PAGE

        The Company seeks to maintain the confidentiality of its proprietary technology that is not covered by patent protection by requiring employees who work with proprietary information to sign confidentiality agreements and by limiting access by parties outside the Company to such confidential information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of this information, or that others will not be able to independently develop such information. Moreover, as is the case with the Company's patent rights, the enforcement by the Company of its trade secret rights can be lengthy and costly, with no guarantee of success.

        (v) Seasonal Influences

        There are no significant seasonal influences on the Company's sales of its products and services.

        (vi) Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer

        No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

        (viii) Backlog

        The backlog of firm orders was $13.6 million and $2.5 million as of December 28, 1996, and December 30, 1995, respectively. The Company believes that substantially all of its 1996 backlog will be completed during 1997.

        (ix) Government Contracts

        Less than 10% of the Company's total revenues in 1996 were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiations or terminations.

        (x) Competition

        The markets for the Company's products are highly competitive. In each of the markets it serves, the Company competes with a number of companies, many of which have greater engineering, manufacturing, and marketing resources than the Company.

    Life Sciences Instrumentation

        Immunoassay. The Company competes in the immunoassay market primarily on the basis of technological innovation, performance (including throughput and sensitivity), flexibility, and price. The Company's

                                        8PAGE
    principal competitors in the consumables or plastics market include Nunc-Nalge Inc., Greiner GmbH, and Corning-Costar Corporation. In the detection systems market, the Company competes primarily with Bio-Tek Instruments, Inc. and Molecular Devices Corporation. In the automated systems market, the Company's main competitors include BioChem Pharma Inc., Immunosystems, Inc., Hamilton Bonaduz AG, and Tecan AG.

        Optical Biosensors. The Company competes in the optical biosensor market primarily on the basis of ease and flexibility of use, technical performance, analytical throughput, speed of data analysis, and price. The dominant competitor in the market for optical biosensors is Biocore International, Inc., a majority-owned subsidiary of Pharmacia & Upjohn, Inc.

        MALDI-TOF Mass Spectrometry. The Company competes in the MALDI-TOF mass spectrometry market primarily on the basis of the technical performance of its MALDI-TOF mass spectrometers as well as on the need in the analytical biochemistry community for highly-automated mass spectrometers. To a lesser degree, the Company also competes on the basis of price. Principal competitors in the mass spectrometry market include PerSeptive Biosystems, Inc., Shimadzu Corporation, Hewlett-Packard Company (Hewlett-Packard), Bruker Instruments Inc., and Micromass Ltd.

        Capillary Electrophoresis. The Company competes in the market for CE systems primarily on the basis of technical performance and automation features, and, to a lesser extent, price. The Company's principal competitors in the CE market include Beckman Instruments, Inc. (Beckman), Bio-Rad Laboratories, Inc., and Hewlett-Packard.

    Information Management Systems

        The Company competes in the high-end LIMS and CDS markets primarily on the basis of the functionality, flexibility, and technical sophistication of its systems, as well as on its ability to tailor its software packages to a customer's specific laboratory protocols, its ability to provide superior customer service and technical support, and price. Significant competitors in the LIMS and CDS markets include Perkin-Elmer Corporation, Beckman, Hewlett-Packard, the Laboratory MicroSystems, Inc. subsidiary of Instron Corporation, and Waters Instruments, Inc.

    Health Physics Instrumentation

        Although there has been a trend toward consolidation among suppliers of health physics instrumentation over the last five years, the market for health physics instrumentation remains fragmented. The Company competes in this market primarily on the basis of product reliability and technological innovation, and price. Significant competitors include the Instruments Group of EG&G, Inc., the Nuclear Products Division of Morgan Crucible Co. plc, the Bicron/NE Technology division of Saint-Gobain-Norton Industrial Ceramics Corporation, and The Rados Companies.
                                        9PAGE

        (xi) Research and Development

        During 1996, 1995, and 1994, the Company expended approximately $7,298,000, $1,325,000, and $2,042,000, respectively, on internally sponsored research and development programs.

        (xii) Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

        As of December 28, 1996, the Company had a total of 483 employees.

    (d) Financial Information about Exports by Domestic Operations and About Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 8 to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

    (e) Executive Officers of the Registrant

                                   Present Title (Year First
         Name                 Age  Became Executive Officer)
         -------------------  ---  ----------------------------------------
         Barry S. Howe         41  Chief Executive Officer and President
                                     (1995)
         Donald W. Hanna       40  Vice President (1995)
         John N. Hatsopoulos   62  Vice President and Chief Financial
                                     Officer (1995)
         Paul F. Kelleher      54  Chief Accounting Officer (1995)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermo Instrument and Thermo Electron. Mr. Howe has been Chief Executive Officer, President, and a Director of the Company since its inception in February 1995. Prior to joining the Company, Mr. Howe was President of Thermo Instrument's Thermo Separation Products Inc. subsidiary and its predecessor, a manufacturer of liquid chromatography instruments, from September 1989 to December 1995. Mr. Hanna has been Vice President of the Company since its inception in February 1995, and has been President of the Company's Eberline subsidiary since 1994. Prior to joining the Company, Mr. Hanna was President of Thermo Instrument's National Nuclear Corporation subsidiary, a manufacturer of products for the nuclear power industry, from 1990 through 1994.

                                       10PAGE

    Item 2. Properties

        The Company owns approximately 67,000 square feet of manufacturing, sales, and administration space in New Mexico. The Company leases 130,000 square feet of manufacturing, sales, and administration space in Virginia, Channel Islands, and England, including 14,000 square feet subleased from ThermoQuest, under leases expiring from 1997 through 2016. In addition, the Company leases 29,000 square feet of sales space in Germany, England, Massachusetts, Hong Kong, and the Czech Republic, under leases expiring from 1997 through 2001. The Company believes that its facilities are in good condition and are suitable and adequate to meet current needs.

    Item 3. Legal Proceedings

         Not applicable.

    Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data

         The Registrant's Consolidated Financial Statements and
    Supplementary Data are included in the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

                                       11PAGE

    Item 10. Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 11. Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 13. Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


                                       12PAGE

                                     PART IV


    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a,d)    Financial Statements and Schedules

             (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

             (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             Item 14

             Information incorporated by reference from Exhibit 13 filed herewith:

                Consolidated Statement of Operations
                Consolidated Balance Sheet
                Consolidated Statement of Cash Flows
                Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                Report of Independent Public Accountants

             Financial Statement Schedules filed herewith:

                Schedule II: Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

    (b)      Reports on Form 8-K


             None.

    (c)      Exhibits

             See Exhibit Index on the page immediately preceding exhibits.

                                       13PAGE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 17, 1997          THERMO BIOANALYSIS CORPORATION


                                  By: Barry S. Howe
                                      ---------------------------------
                                      Barry S. Howe
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 17, 1997.

    Signature                           Title
    ---------                           -----

    By: Barry S. Howe               President, Chief Executive Officer,
        -------------------------
        Barry S. Howe                     and Director

    By: John N. Hatsopoulos         Vice President and Chief Financial
        -------------------------
        John N. Hatsopoulos               Officer

    By: Paul F. Kelleher            Chief Accounting Officer
        -------------------------
        Paul F. Kelleher

    By: Richard W. K. Chapman       Chairman of the Board and Director
        -------------------------
        Richard W. K. Chapman

    By: Elias P. Gyftopoulos        Director
        -------------------------
        Elias P. Gyftopoulos

    By: Denis A. Helm               Vice Chairman of the Board and
        -------------------------
        Denis A. Helm                     Director

    By: Jonathan W. Painter         Director
        -------------------------
        Jonathan W. Painter

    By: Arvin H. Smith              Director
        -------------------------
        Arvin H. Smith

    By: Arnold N. Weinberg          Director
        -------------------------
        Arnold N. Weinberg
                                       14PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


    To the Shareholders and Board of Directors of Thermo BioAnalysis
    Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo BioAnalysis Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                Arthur Andersen LLP



    Boston, Massachusetts
    February 11, 1997




                                       15PAGE

SCHEDULE II


                         THERMO BIOANALYSIS CORPORATION

                        Valuation and Qualifying Accounts
                                 (In thousands)

                      Balance             Provision                    Balance
                           at               Charged  Accounts               at
                    Beginning   Accounts         to   Written           End of
Description           of Year  Recovered    Expense       Off  Other(a)   Year
------------------------------------------------------------------------------

Year Ended
  December 28, 1996

    Allowance for
      Doubtful
      Accounts          $ 154      $   9      $ 210     $(188)   $ 806   $ 991

Year Ended
  December 30, 1995

    Allowance for
      Doubtful
      Accounts          $ 154      $   -      $   2     $  (2)   $   -   $ 154

Year Ended
  December 31, 1994

    Allowance for
      Doubtful
      Accounts          $ 153      $  15      $   -     $ (14)   $   -   $ 154

(a) Allowances of businesses acquired during the year as described in Note 2 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and the effect of foreign currency translation.






                                       16PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

      2* Purchase Agreement dated as of February 5, 1996, by and among the Company, Dynatech Corporation, and certain of their respective affiliates.

      3.1*     Certificate of Incorporation of the Company.

      3.2*     By-Laws of the Company.

      4*       Form of Common Stock Certificate.

     10.1* Corporate Services Agreement dated as of February 27, 1995, between Thermo Electron Corporation ("Thermo Electron") and the Company.

     10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (incorporated by reference herein from Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002]).

     10.3* Tax Allocation Agreement dated as of February 27, 1995, between Thermo Electron and the Company.

     10.4 Amended and Restated Master Repurchase Agreement dated as of December 28, 1996, between Thermo Electron and the Company.

     10.5* Master Guarantee Reimbursement Agreement dated as of February 27, 1995, among Thermo Electron, Thermo Instrument and the Company.

     10.6* Master Guarantee Reimbursement Agreement dated as of February 27, 1995, between Thermo Instrument and the Company.

     10.7*     Equity Incentive Plan of the Company.

               In addition to the stock-based compensation plans of the Company, the executive officers of the Company may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Instrument for services rendered to the Company or such affiliated corporations. Thermo Electron's plans were filed as Exhibits 10.21 through 10.44 to the Annual Report on Form 10-K of Thermo Electron for the fiscal year ended December 30, 1995 [File No. 1-8002] and as Exhibit
               10.19 to the Annual Report on Form 10-K of Trex Medical Corporation for the fiscal year ended September 28, 1996 [File No. 1-11827], and Thermo Instrument's plans were filed as Exhibits 10.18 through 10.27 to the Annual Report on Form 10-K of Thermo Instrument for the fiscal year ended December 28, 1996, [File No. 1-9786], and are incorporated herein by reference.

                                       17PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

     10.8*     Deferred Compensation Plan for Directors of the Company.

     10.9*     Directors Stock Option Plan of the Company.

     10.10*    Form of Indemnification Agreement for Officers and Directors.

     10.11* Asset Transfer Agreement dated as of February 27, 1995, between Thermo Instrument and the Company.

     10.12* Asset Transfer Agreement dated as of February 27, 1995, between Thermo Separation Products Inc. and the Company.

     10.13* Exclusive License Agreement dated as of February 27, 1995, between Thermo Separation Products Inc. and the Company.

     10.14* Exclusive License Agreement dated as of February 27, 1995, between the Company and Thermo Separation Products Inc.

     10.15* Manufacturing Agreement dated as of February 27, 1995, between Thermo Separation Products Inc. and the Company.

     10.16* Note Purchase Agreement dated as of July 22, 1996, between Thermo Instrument and the Company.

     10.17* $50,000,000 Principal Amount 4.875% Convertible Subordinated Note due 2001 dated July 22, 1996.

     10.18* Asset and Share Purchase Agreement dated as of July 22, 1996, among SID Instruments Inc., HB Instruments Inc., the Company and Thermo Instrument.

     10.19* Asset Purchase Agreement dated as of July 22, 1996, among Thermo LabSystems Limited, FI Instruments Inc., Thermo FAST U.K. Limited, the Company, and Thermo Instrument.

     10.20     Restated Stock Holding Assistance Plan and Form of Promissory
               Note.

     11        Statement re: Computation of Earnings per Share.

     13 Annual Report to Shareholders for the year ended December 28, 1996 (only those portions incorporated herein by reference).

     21        Subsidiaries of the Company.

     27        Financial Data Schedule.

               Each exhibit above which is marked with an asterisk (*) is incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 [File No. 333-8697].
                                       18PAGE