Form 10-K/A
period 1996-12-28
THERMO BIOANALYSIS CORP /DE
filed 1997-04-25
CIK 1013547

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                 __________________________________________

                        AMENDMENT NO. 1 ON FORM 10-K/A
                                 TO FORM 10-K

       (mark one)   X      Annual Report Pursuant to Section 13 or
                  -----
                           15(d) of the Securities Exchange Act of 1934

                           Transition Report Pursuant to Section 13 or
                  -----
                           15(d) of the Securities Exchange Act of 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
            Title of each class                  on which registered
            -------------------                -------------------------

            Common Stock, $.01 par value       American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least
       the past 90 days. Yes [ X ]  No [   ]

       Indicate by check mark if disclosure of delinquent filers
       pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements
       incorporated by reference into Part III of this Form 10-K or any
       amendment to this Form 10-K. [    ]

       The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was
PAGE
       approximately $40,240,275.

       As of January 24, 1997, the Registrant had 9,771,500 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are incorporated by reference into Parts I and II.



            Part III, Item 10.       Directors and Executive Officers of
                                     the Registrant.

            Part III, Item 11.       Executive Compensation.

            Part III, Item 12.       Security Ownership of Certain
                                     Beneficial Owners and
                                               Management.

            Part III, Item 13.       Certain Relationships and
                                          Transactions.


            The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                  SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                     THERMO BIOANALYSIS CORPORATION


                                     By: /s/ Sandra L. Lambert
                                         -------------------------------

                                          Sandra L. Lambert
                                          Secretary




                                 ATTACHMENT A
PAGE

       DIRECTORS

            Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent company, Thermo Instrument Systems Inc. ("Thermo Instrument"), a manufacturer of analytical, environmental monitoring and process control instrumentation, and Thermo Instrument's parent company, Thermo Electron Corporation ("Thermo Electron"), a diversified high technology company, is reported under the caption "Stock Ownership."

       Richard W.K.         Dr. Chapman, 52, has been chairman of the
       Chapman              board and a director of the Corporation
                            since its inception in February 1995.  Dr.
                            Chapman has been the chief executive
                            officer and president of ThermoQuest
                            Corporation, a manufacturer of mass
                            spectrometers and chromatography systems, since June 1995 and a vice president of Thermo Instrument, since 1994. He also served as president of ThermoQuest's Finnigan
                            Corporation subsidiary,  from 1992 to 1995.
                            Dr. Chapman is a director of ThermoQuest
                            Corporation.

       Elias P.             Dr. Gyftopoulos, 69, has been a director of
       Gyftopoulos          the Corporation since its inception in
                            February 1995. He is Professor Emeritus at the Massachusetts Institute of Technology, where he was the Ford Professor of Mechanical Engineering and of Nuclear
                            Engineering for more than 20 years prior to his retirement in 1996. Dr. Gyftopoulos is also a director of Thermo Electron, Thermo
                            Cardiosystems Inc., ThermoLase Corporation,
                            Thermo Remediation Inc., ThermoSpectra
                            Corporation, Thermo Voltek Corp. and Trex
                            Medical Corporation.
PAGE

       Denis A. Helm        Mr. Helm, 58, has been vice chairman of the
                            board and a director of the Corporation
                            since its inception in February 1995.  Mr.
                            Helm has been the chief executive officer of Metrika Systems Corporation, a manufacturer of on-line industrial process optimization systems, since its formation in November 1996 and a senior vice president of Thermo Instrument since 1994.
                            He has also been president of Thermo
                            Instrument's Thermo Environmental
                            Instruments Inc. subsidiary, an
                            environmental instruments company, since
                            1981.  Mr. Helm was a vice president of
                            Thermo Instrument from 1986 until 1994.

       Barry S. Howe        Mr. Howe, 41, has been the chief executive
                            officer, president and a director of the
                            Corporation since its inception in February
                            1995.  Mr. Howe has been a vice president
                            of Thermo Instrument since 1994.  From
                            September 1989 to December 1995, he served
                            as the president of Thermo Separation
                            Products Inc. and its predecessor, a
                            manufacturer of chromatography instruments
                            and a subsidiary of ThermoQuest
                            Corporation.
       Earl R. Lewis        Mr. Lewis, 53, has been a director of the
                            Corporation since April 1997. Mr. Lewis has been president and chief operating officer of Thermo Instrument since March
                            1997 and January 1996, respectively, was executive vice president of Thermo
                            Instrument from January 1996 to March 1997, was a senior vice president of Thermo
                            Instrument from January 1994 to January
                            1996, and was a vice president of Thermo
                            Instrument from March 1992 to January 1994.
                            He has also been the chief executive
                            officer of Thermo Optek Corporation, a
                            manufacturer of analytical instruments and a majority-owned subsidiary of Thermo
                            Instrument, since its inception in August
                            1995, and was president of Thermo Optek
                            Corporation from August 1995 to March 1997.
                             Prior to August 1995, he was president of
                            Thermo Jarrell Ash Corporation, a
                            subsidiary of Thermo Optek Corporation, for more than five years. Mr. Lewis is also a director of Thermo Optek Corporation,
                            ThermoQuest Corporation, ThermoSpectra
                            Corporation and Trex Medical Corporation.


                                        2
PAGE

       Jonathan W. Painter  Mr. Painter, 38, has been a director of the
                            Corporation since its inception in February
                            1995. Mr. Painter has been treasurer of the Corporation and Thermo Electron since August 1994. Mr. Painter had served as director of strategic planning of Thermo Electron's Thermo Fibertek Inc. subsidiary, a supplier of paper-recycling equipment, papermaking systems and accessories, from February 1993 through September 1994.
                            Prior to that time, Mr. Painter was
                            associate general counsel of Thermo
                            Electron and its subsidiaries. Mr. Painter is also a director of Thermo Fibergen Inc.

       Arvin H. Smith       Mr. Smith, 67, has been a director of the
                            Corporation since its inception in February
                            1995.  Mr. Smith has been the chairman of
                            the board and chief executive officer of
                            Thermo Instrument since March 1997 and
                            1986, respectively, and the president of
                            Thermo Instrument from 1986 to March 1997.
                            He also has been an executive vice
                            president of Thermo Electron since 1991 and
                            was a senior vice president of Thermo
                            Electron from 1986 to 1991. Mr. Smith is
                            also a director of Thermo Instrument,
                            Thermo Optek Corporation, Thermo Power
                            Corporation, ThermoQuest Corporation and
                            ThermoSpectra Corporation.
       Arnold N. Weinberg   Dr. Weinberg, 67, has been a director of
                            the Corporation since November 1995. He has been Professor of Medicine at the Harvard Medical School and Medical Director of the Medical Department of the Massachusetts Institute of Technology for more than five years.

       Committees of the Board of Directors and Meetings

            The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside directors. The present members of the Audit Committee are Dr. Gyftopoulos and Dr. Weinberg (Chairman). The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Dr. Gyftopoulos (Chairman) and Dr. Weinberg. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of

                                        3
PAGE
       the Board of Directors. The Board of Directors met seven times, the Audit Committee met twice and the Human Resources Committee met five times during fiscal 1996. Each director attended at least 75% of all meetings of the Board of Directors and Committees on which he served held during fiscal 1996.

       Compensation of Directors

       Cash Compensation

            Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of directors' fees is made quarterly. Dr. Chapman and Messrs. Helm, Howe, Lewis, Painter and Smith are all employees of Thermo Electron companies and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

       Deferred Compensation Plan

            Under the Deferred Compensation Plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermo Instrument or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Instrument or Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 25,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of March 1, 1997, deferred units equal to
       371.57 shares of Common Stock were accumulated under the Deferred Compensation Plan.
                                        4
PAGE

       Directors Stock Option Plan

            The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of common stock of the Corporation to outside directors as additional compensation for their service as directors. The Directors Plan provides for the grant of stock options upon a director's initial appointment and, beginning in 2000, awards options to purchase 1,000 shares annually to outside directors. A total of 100,000 shares of Common Stock have been reserved for issuance under the Directors Plan.

            Under the Directors Plan, each eligible director and each new outside director who joined the Board of Directors prior to or during 1996 was granted an option to purchase 15,000 shares of Common Stock. The size of the award to new directors appointed to the Board of Directors after 1996 is reduced by 3,750 shares in each subsequent year. Outside directors who join the Board of Directors after 1999 would not receive an option grant upon their appointment or election to the Board of Directors, but would be eligible to participate in the annual option awards described below. Options evidencing initial grants to directors are exercisable six months after the date of grant. The shares acquired upon exercise are subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or any other Thermo Electron company. The restrictions and repurchase rights lapse or are deemed to have lapsed in equal annual installments of 3,750 shares per year, starting with the first anniversary of the grant date, provided the director has continuously served as a director of the Corporation or any other Thermo Electron company since the grant date. These options expire on the fifth anniversary of the grant date, unless the director dies or otherwise ceases to serve as a director of the Corporation or any other Thermo Electron company prior to that date.

            Outside directors will also receive an annual grant of options to purchase 1,000 shares of Common Stock, commencing with the Annual Meeting of the Stockholders to be held in 2000. The annual grant will be made at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation to each outside director then holding office. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options would be subject to repurchase by the Corporation at the exercise price if the recipient ceased to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

            The exercise price for options granted under the Directors
                                        5
PAGE

       Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of March 1, 1997, options to purchase 70,000 shares of Common Stock were available for future grant under the Directors Plan.

       Stock Ownership Policies for Directors

            During 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy
       for directors.   The stock holding policy requires each director
       to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual Meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in 1996.

            In addition, the Committee adopted a policy requiring directors to hold shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers.

       STOCK OWNERSHIP

            The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Instrument, the Corporation's parent company, and of Thermo Electron, Thermo Instrument's parent company, as of March 1, 1997, with respect to
       (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and current executive officers as a group.

            While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Instrument or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Instrument.



                                        6
PAGE





                                 Thermo        Thermo       Thermo
                              BioAnalysis    Instrument    Electron
              Name (1)        Corporation   Systems Inc. Corporation
                                  (2)           (3)          (4)


        Thermo Instrument        6,500,000            N/A        N/A
        Systems Inc. (5)

        Richard W. K. Chapman       40,500        139,087     82,126

        Elias P. Gyftopoulos        15,000         47,018     71,070

        Donald W. Hanna             21,000         15,506     22,216

        Denis A. Helm               15,000        161,729    164,378

        Barry S. Howe               64,300         99,886     81,048

        Earl R. Lewis               56,000        128,233    124,184

        Jonathan W. Painter         15,000          5,782     33,271

        Arvin H. Smith              39,000        431,667    513,038

        Arnold N. Weinberg          15,371              0          0

        All directors and
        current executive
        officers as a group        312,171      1,128,804  1,763,097
        (11 persons)



       (1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

       (2) Shares of the Common Stock beneficially owned by Dr. Chapman, Dr. Gyftopoulos, Mr. Hanna, Mr. Helm, Mr. Howe, Mr. Lewis, Mr. Painter, Mr. Smith, Dr. Weinberg and all directors and executive officers as a group include 30,000, 15,000, 21,000, 15,000, 50,000, 50,000, 15,000, 20,000, 15,000 and 249,000
       shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of
       stock options.   Shares of the Common Stock beneficially owned by
       Dr. Weinberg and all directors and executive officers as a group include 371 full shares allocated to Dr. Weinberg's account under the Corporation's deferred compensation plan for directors. No director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned 3.1% of the Common Stock outstanding as of such date.

       (3) Shares of the common stock of Thermo Instrument beneficially owned by Dr. Chapman, Dr. Gyftopoulos, Mr. Hanna, Mr. Helm, Mr. Howe, Mr. Lewis, Mr. Painter, Mr. Smith and all directors and executive officers as a group include 121,287, 14,465, 15,000, 112,500, 89,062, 112,500, 5,625, 234,375 and 785,439 shares, respectively, that such person or group had the right to acquire within 60 days after March 1, 1997, through the exercise of stock options. Shares of the common stock of Thermo Instrument beneficially owned by Mr. Painter, Mr. Smith and all directors and executive officers as a group include 157, 530 and 1,612 shares, respectively, allocated through March 1, 1997, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, are executive officers of Thermo Electron (the "ESOP"). Shares of the common stock of Thermo Instrument beneficially owned by Mr. Helm include a total of 4,212 shares held by him as custodian for four minor children. Shares of the common stock of Thermo Instrument beneficially owned by Mr. Howe include 1,968 shares held in a trust of which he is trustee. Shares of the common stock of Thermo Instrument beneficially owned by Mr. Lewis include 2,390 shares held by his spouse. No director or executive officer beneficially owned more than 1% of the common stock of Thermo Instrument outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned 1.2% of the common stock of Thermo Instrument outstanding as of such date.

       (4) The shares of the common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock distributed
                                        7
PAGE
       in June 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Electron beneficially owned by Dr. Chapman, Dr. Gyftopoulos, Mr. Hanna, Mr. Helm, Mr. Howe, Mr. Lewis, Mr. Painter, Mr. Smith and all directors and executive officers as a group include 80,284, 9,375, 20,098, 106,347,
       73,287, 121,536, 27,035, 222,411 and 1,187,632 full shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Mr. Painter, Mr. Smith and all directors and executive officers as a group include 488, 1,717 and 5,463 full shares, respectively, allocated to accounts maintained pursuant to the ESOP. No director or executive officer beneficially owned more than 1% of the common stock of Thermo Electron outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned approximately 1.2% of the Thermo Electron common stock outstanding as of such date.

       (5) As of March 1, 1997, Thermo Instrument beneficially owned 67% of the outstanding Common Stock. Thermo Instrument's address is 1275 Hammerwood Avenue, Sunnyvale, California 94089. As of March 1, 1997, Thermo Instrument had the power to elect all of the members of the Corporation's Board of directors. Thermo Instrument is a majority owned subsidiary of Thermo Electron and therefore, Thermo Electron may be deemed the beneficial owner of the shares of Common Stock beneficially owned by Thermo Instrument. Thermo Electron disclaims beneficial ownership of these shares.

       Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1996, except in the following instances. Thermo Instrument filed two Forms 4 late, reporting a total of two transactions, consisting of one grant of options to employees to purchase the Common Stock under Thermo Instrument's stock option plans and the expiration without exercise of one such option. Thermo Electron filed four Forms 4 late, reporting a total of nine transactions, including the two transactions described above for Thermo Instrument and, in addition, five open market purchases of Common Stock, one grant of options to employees to purchase the Common Stock under Thermo Electron's stock option plans and the expiration without exercise of one such option.

       EXECUTIVE COMPENSATION

                                        8
PAGE

       NOTE: All share amounts reported below have, in all cases, been adjusted as applicable to reflect a three-for-two stock split with respect to the common stock of Thermo Electron distributed in June 1996 in the form of a 50% stock dividend.

       Summary Compensation Table

            The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and one other executive officer for the last two fiscal years. No other executive officer of the Corporation met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.

            The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.







                              Summary Compensation Table


                                                    Long Term
                                                   Compensation
                                                    Securities
                                                    Underlying
                                   Annual        Options (No. of
           Name and    Fiscal   Compensation          Shares        All Other
           Principal    Year   Salary   Bonus    and Company) (1)  Compensation
           Position                                                    (2)


        Barry S. Howe   1996  $145,000  $70,000    50,000(TBA)       $8,076 (3)

          President and                             1,500(TMO)

          Chief                                     2,000(TFG)
        Executive
        Officer                                     2,000(TLT)

                                                   15,000(TOC)

                                                   90,000(TMQ)

                                                    2,000(TSR)

                                                    4,000(TXM)

                        1995  $134,000  $65,000     1,650(TMO)       $7,517

                                                    5,000(TLZ)


        Donald W. Hanna 1996  $100,000  $19,500    21,000(TBA)       $5,310

          Vice                                      7,500(TOC)
        President
                                                    5,000(TMQ)

                        1995   $95,000  $18,000        --            $7,461













       (1) In addition to receiving options to purchase Common Stock (designated in the table as TBA), executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain of Thermo Electron's other subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the last two fiscal years to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR) and Trex Medical Corporation (designated in the table as TXM).

       (2) Represents the amount of matching contributions made on behalf of the named executive officer by the individual's employer pursuant to the Thermo Electron 401(k) plan.

       (3) In addition to the matching contribution referred to in footnote (2), such amount includes $1,444, which represents the amount of compensation attributable to an interest-free loan provided to Mr. Howe pursuant to the company's stock holding
                                        9
PAGE
       assistance plan. See "Relationship with Affiliates - Stock Holding Assistance Plan".

       Stock Options Granted During Fiscal 1996

            The following table sets forth information concerning individual grants of stock options made during fiscal 1996 to the Corporation's chief executive officer and the other named executive officer. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.








                                   Option Grants in Fiscal 1996


                                                                           Potential
                                                                           Realizable
                                        Percent of                      Value at Assumed
                                          Total                         Annual Rates of
                                         Options                             Stock
                           Number of    Granted to                     Price Appreciation
                           Securities              Exercise                   for
                           Underlying   Employees   Price    Expira-    Option Term (2)
                            Options         in       Per      tion

              Name        Granted (1)  Fiscal Year  Share     Date       5%        10%


        Barry S. Howe       50,000(TBA)   8.6%       $10.00  01/31/08  $398,000 $1,069,000

                             1,500(TMO)   0.1% (3)   $42.79  05/22/99   $10,110    $21,240

                             2,000(TFG)   0.4% (3)   $10.00  09/12/08   $15,920    $42,760

                             2,000(TLT)   0.6% (3)   $10.00  03/11/08   $15,920    $42,760

                            15,000(TOC)   0.5% (3)   $12.00  04/11/08  $143,250   $384,900

                            90,000(TMQ)   3.2% (3)   $13.00  01/10/08  $931,500 $2,502,000

                             2,000(TSR)   0.4% (3)   $14.00  03/11/08   $22,280    $59,880

                             4,000(TXM)   0.2% (3)   $11.00  03/11/08   $35,000    $94,080


        Donald W. Hanna     21,000(TBA)   3.6%       $10.00  01/31/08  $167,160   $448,980

                             7,500(TOC)   0.2% (3)   $12.00  04/11/08   $71,625   $192,450

                             5,000(TMQ)   0.2% (3)   $13.00  02/08/08   $51,750   $139,000



       (1) All of the options granted during the fiscal year are immediately exercisable as of the end of the fiscal year, except options to purchase shares of the common stock of ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under
       Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price in the optionee ceases to be employed by the granting corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the granting corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of options to exercise options and satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

       (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the option holders'
                                       10
PAGE
       continued employment through the option period and the date on which the options are exercised.

       (3) These options were granted under stock option plans maintained by Thermo Electron companies other than the Corporation and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

       Stock Options Exercised During Fiscal 1996

            The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options held at the end of fiscal 1996 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.








                         Aggregated Option Exercises In Fiscal 1996 And
                               Fiscal 1996 Year-End Option Values



                                                          Number of
                                                         Unexercised        Value of
                                                         Options at       Unexercised
                                       Shares               Fiscal
                                      Acquired             Year-End       In-the-Money
                                         on     Value   (Exercisable/
              Name          Company   Exercise Realized Unexercisable)      Options
                                                             (1)

        Barry S. Howe   Thermo              --       --  50,000 /0       $156,250 /--
                        BioAnalysis

                        Thermo              --       --  73,287 /0(2)  $1,428,259 /--
                        Electron

                        Thermedics          --       --   4,000 /0         $9,100 /--

                        Thermo Ecotek    5,250  $48,127   6,000 /0        $61,500 /--

                        Thermo              --       --   2,000 /0         $1,500 /--
                        Fibergen

                        Thermo              --       --  15,750 /0        $64,890 /--
                        Fibertek

                        Thermo              --       --  89,062 /0     $1,561,042 /--
                        Instrument

                        ThermoLase          --       --   5,000 /0             $0 /--

                        ThermoLyte          --       --      -- /2,000         -- /$0(3)

                        Thermo Optek        --       --  15,000 /0             $0 /--

                        Thermo Power        --       --   4,000 /0             $0 /--

                        ThermoQuest         --       --  90,000 /--            $0 /--

                        Thermo              --       --   2,000 /0             $0 /--
                        Sentron

                        ThermoSpectra       --       --   4,000 /0         $7,500 /--

                        Thermo              --       --   4,000 /0         $3,880 /--
                        TerraTech

                        ThermoTrex       1,350  $55,755   4,000 /0        $51,700 /--

                        Trex Medical        --       --   4,000 /0         $6,500 /--


        Donald W. Hanna Thermo              --       --  21,000 /0        $65,625 /--
                        BioAnalysis

                        Thermo           1,275  $39,895  20,098 /0(2)    $420,940 /--
                        Electron

                        Thermo Ecotek    3,000  $21,249      -- /--            -- /--

                        Thermo              --       --  15,000 /0       $251,626 /--
                        Instrument

                        Thermo Optek        --       --   7,500 /0             $0 /--

                        ThermoQuest         --       --   5,000 /0             $0 /--

                        ThermoSpectra       --       --   1,500 /0         $2,813 /--

                        ThermoTrex         405  $17,942      -- /--            -- /--



















        (1) All of the options reported outstanding at the end of the fiscal year were immediately exercisable, except the options to purchase shares of the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise price of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or
       another Thermo Electron company.   The granting corporation may
       exercise its repurchase rights within six months after the termination of the optionee's employment. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the granting corporation or another Thermo Electron company.

       (2) Options to purchase 22,500 and 11,250 shares of the common stock of Thermo Electron granted to Mr. Howe and Mr. Hanna, respectively, are subject to the same terms described in footnote
       (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

                                       11
PAGE

       (3) No public market existed for the shares underlying these options as of December 28, 1996. Accordingly, no value in excess of the exercise price has been attributed to these options.

       RELATIONSHIP WITH AFFILIATES

            Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held subsidiaries, and Thermo Instrument has created the Corporation as a publicly held,
       majority-owned subsidiary.   From time to time, Thermo Electron
       and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

            Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

            To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo
                                       12
PAGE

       Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

            The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

            As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. In 1995 and 1996, the Corporation was assessed an annual fee for these services equal to 1.2% and 1.0%, respectively, of the Corporation's revenues. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $716,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In
                                       13
PAGE
       addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

            From time to time, the Corporation may transact business with other companies in the Thermo Group. In fiscal 1996, such transactions included the following.

            The Corporation has entered into a lease and services arrangement with ThermoQuest under which ThermoQuest leases approximately 15,000 square feet of space, and provides certain accounting and administrative services, to the Corporation. The Corporation pays ThermoQuest rent in the amount of 3 British
       Pounds Sterling per square foot and an allocated portion of ThermoQuest's costs for providing such services. This arrangement may be terminated by the Corporation or by ThermoQuest upon 30 days' prior notice. For the fiscal year ended December 28, 1996, the Corporation paid ThermoQuest approximately $105,000 under this arrangement.

            ThermoQuest acts as a distributor of certain of the Corporation's products, is the exclusive distributor of the Corporation's MALDI-TOF products of Japan and is the exclusive distributor of the Corporation's CE products in countries in which it maintains a direct sales force. In consideration of such arrangements, the Corporation sells ThermoQuest such products at discounted rates negotiated by the parties. ThermoQuest is responsible for all installation and warranty labor obligations at its expense. These arrangements may be terminated on not less than three months' notice by either party given after December 31, 1996. For the fiscal year ended December 28, 1996, the Corporation sold $2,002,000 of products to ThermoQuest under these arrangements. In addition, the Corporation pays ThermoQuest a finder's fee for each qualified lead that generates order for the Corporation's MALDI-TOF products from customers in the United States and Europe.

            The Corporation has entered into an arrangement with ThermoQuest whereby ThermoQuest provides assembly labor for the Corporation's CE products on a contract basis. Under this arrangement, ThermoQuest assembles instruments as required by the Corporation for a charge based on the sum of ThermoQuest's actual cost of materials and the allocable portion of its labor, overhead and other indirect expenses. For the fiscal year ended
                                       14
PAGE

       December 28, 1996, the Corporation paid ThermoQuest approximately $471,000 under this arrangement.

            The Corporation's Eberline health Physics subsidiary purchases certain controllers and detectors from Thermo Instrument under an original equipment manufacturer agreement. Under this agreement, the Corporation has the exclusive right to sell these instruments in the United States, Canada and Mexico.
        The Corporation is responsible for all warranty repair and maintenance obligations at its expense, but obtains replacement parts from Thermo Instrument without charge. For the fiscal year ended December 28, 1996, the Corporation purchased $233,000 of instruments from Thermo Instrument under this agreement.

            The Corporation's Eberline health physics subsidiary also acts as a distributor of certain Thermo Instrument product lines and, with the exception of Thermo Instrument, is the exclusive distributor of such product lines to nuclear power plants and government agencies in the United States and Canada. Thermo Instrument is responsible for warranty repairs at its own expense. For the fiscal year ended December 28, 1996, the Corporation purchased $306,000 of instruments from Thermo Instrument under this arrangement.

            Various Thermo Instrument companies act as distributors of certain of the Corporation's LabSystems and Affinity Sensors products under informal arrangements that date from prior to the acquisition of the Fisons businesses in March 1996. In consideration of such arrangements, the Corporation sells the respective Thermo Instrument companies certain products at discounted rates negotiated by the parties. Under such arrangements, the respective Thermo Instrument companies are generally responsible for warranty repair and maintenance obligations. For the fiscal year ended December 28, 1996, LabSystems and Affinity Sensors sold an aggregate of $3,912,000 of products to Thermo Instrument companies under these arrangements.

            As of December 28, 1996, $39,649,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, United States government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement will be readily convertible into cash by the Corporation and have an original maturity of three months or less. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

       In February 1996, the Corporation borrowed $30,000,000 from Thermo Electron pursuant to a promissory note, due in February 1997, and bearing interest at the 90-day Commercial Paper Composite Rate plus
       25 basis points, set at the beginning of each quarter. In July 1996, the Corporation borrowed $50,000,000 from Thermo Instrument pursuant to a subordinated convertible note, due in 2001, convertible into shares of Common Stock at $16.50 per share, and bearing interest at an annual rate of 4.875%. The Corporation repaid the amounts owed to Thermo Electron in July 1996 with proceeds from the subordinated convertible note issued to Thermo Instrument. As of December 28, 1996, The Corporation owed Thermo Instrument an aggregate of $50,000,000.

                                       15
PAGE

       Stock Holding Assistance Plan

            During 1996, the Human Resources Committee of the Corporation's Board of Directors (the "Committee") established a stock holding policy for executive officers of the Corporation. The stock holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other officers, the multiple is one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.

            In order to assist officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to officers to enable them to purchase shares of the Common Stock in the open market. The loans are required to be repaid upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise authorized by the Committee. In 1996, Mr. Barry S. Howe, the Corporation's chief executive officer, received loans in the aggregate principal amount of $164,375.52 under this plan to purchase 12,000 shares. Also in 1996, Dr. Richard W.K. Chapman, the Corporation's chairman of the board, received loans in the aggregate principal amount of $131,176.30 under this plan to purchase 10,000 shares.


       AA971140048