Form 10-Q
period 1997-03-29
THERMO BIOANALYSIS CORP /DE
filed 1997-05-06
CIK 1013547

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
              requirements for the past 90 days. Yes [ X ] No [   ]

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                   Outstanding at April 25, 1997
         ----------------------------      -----------------------------
         Common Stock, $.01 par value                 9,771,500
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                         THERMO BIOANALYSIS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      March 29,   December 28,
   (In thousands)                                          1997           1996
   ---------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                        $ 59,190       $ 45,476
     Accounts receivable, less allowances of
       $2,043 and $991                                  24,828         17,265
     Inventories:
       Raw materials and supplies                       13,918          7,473
       Work in process                                   3,491          1,064
       Finished goods                                   12,196          6,055
     Prepaid income taxes                                3,549          2,319
     Prepaid expenses and other current assets           4,343            618
     Due from parent company and affiliates                  -            965
                                                      --------       --------
                                                       121,515         81,235
                                                      --------       --------

   Property, Plant, and Equipment, at Cost              24,134         12,129

     Less: Accumulated depreciation and amortization     6,834          6,582
                                                      --------       --------
                                                        17,300          5,547
                                                      --------       --------
   Other Assets                                          2,585          3,098
                                                      --------       --------
   Cost in Excess of Net Assets of Acquired
     Companies (Note 2)                                103,978         33,117
                                                      --------       --------
                                                      $245,378       $122,997
                                                      ========       ========






                                        2PAGE

                         THERMO BIOANALYSIS CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     March 29,  December 28,
   (In thousands except share amounts)                    1997          1996
   -------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                 $  8,583      $  4,282
     Accrued payroll and employee benefits               5,540         2,616
     Accrued income taxes                                5,572         2,775
     Accrued acquisition expenses (Note 2)               5,061         1,857
     Other accrued expenses                              9,285         5,794
     Deferred revenue                                    4,656         4,161
     Due to parent company and affiliates (Note 2)      36,568             -
                                                      --------      --------
                                                        75,265        21,485
                                                      --------      --------
   Deferred Income Taxes                                   196           196
                                                      --------      --------
   Long-term Payable to Parent Company (Note 2)         50,000             -
                                                      --------      --------
   Subordinated Convertible Note, Due to Parent
     Company                                            50,000        50,000
                                                      --------      --------

   Shareholders' Investment:
     Common stock, $.01 par value, 25,000,000
       shares authorized; 11,071,500 and 9,771,500
       shares issued and outstanding (Note 2)              111            98
     Capital in excess of par value                     64,737        47,882
     Retained earnings                                   3,165         1,707
     Cumulative translation adjustment                   1,904         1,629
                                                      --------      --------
                                                        69,917        51,316
                                                      --------      --------
                                                      $245,378      $122,997
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.




                                        3PAGE

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                        Three Months Ended
                                                     ------------------------
                                                     March 29,      March 30,
   (In thousands except per share amounts)                1997           1996
   --------------------------------------------------------------------------
   Revenues                                           $23,382        $10,911
                                                      -------        -------
   Costs and Operating Expenses:
     Cost of revenues                                  11,899          6,716
     Selling, general, and administrative expenses      7,033          2,812
     Research and development expenses                  2,191            664
     Write-off of acquired technology                       -          3,500
                                                      -------        -------
                                                       21,123         13,692
                                                      -------        -------

   Operating Income (Loss)                              2,259         (2,781)

   Interest Income                                        697            172
   Interest Expense, Related Party                       (678)          (247)
                                                      -------        -------
   Income (Loss) Before Provision for Income Taxes      2,278         (2,856)
   Provision for Income Taxes                             820            258
                                                      -------        -------
   Net Income (Loss)                                  $ 1,458        $(3,114)
                                                      =======        =======
   Earnings (Loss) per Share                          $   .15        $  (.38)
                                                      =======        =======
   Weighted Average Shares                             10,029          8,219
                                                      =======        =======


   The accompanying notes are an integral part of these consolidated financial statements.






                                        4PAGE

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                    March 29,      March 30,
   (In thousands)                                        1997           1996
   -------------------------------------------------------------------------
   Operating Activities:
     Net income (loss)                               $  1,458       $ (3,114)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Depreciation and amortization                    971            353
         Provision for losses on accounts
           receivable                                       -             22
         Write-off of acquired technology                   -          3,500
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                          327           (859)
             Inventories                                  303          1,134
             Other current assets                        (128)           365
             Accounts payable                            (192)         2,300
             Other current liabilities                   (679)         1,534
             Other                                        148              -
                                                     --------       --------
   Net cash provided by operating activities            2,208          5,235
                                                     --------       --------
   Investing Activities:
     Acquisitions, net of cash acquired                     -        (42,780)
     Cash acquired through acquisition (Note 2)        11,026              -
     Adjustment to acquisition purchase price             205              -
     Purchases of property, plant, and equipment         (457)           (83)
     Other                                                  -           (171)
                                                     --------       --------
   Net cash provided by (used in) investing
     activities                                        10,774        (43,034)
                                                     --------       --------
   Financing Activities:
     Proceeds from issuance of note payable to
       Thermo Electron                                      -         30,000
                                                     --------       --------
   Net cash provided by financing activities         $      -       $ 30,000
                                                     --------       --------





                                        5PAGE

                         THERMO BIOANALYSIS CORPORATION

                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                    March 29,      March 30,
   (In thousands)                                        1997           1996
   -------------------------------------------------------------------------
   Exchange Rate Effect on Cash                      $    732       $     13
                                                     --------       --------
   Increase (Decrease) in Cash and Cash Equivalents    13,714         (7,786)
   Cash and Cash Equivalents at Beginning of
     Period                                            45,476         17,747
                                                     --------       --------
   Cash and Cash Equivalents at End of Period        $ 59,190       $  9,961
                                                     ========       ========

   Noncash Activities:
     Fair value of assets of acquired companies,
       including cash acquired of $11,026 in
       1997 (Note 2)                                 $121,369       $ 66,694
     Cash paid for acquired companies                       -        (51,780)
     Issuance of Company common stock                 (16,868)             -
     Amount payable to parent company                 (85,583)             -
                                                     --------       --------
       Liabilities assumed of acquired companies     $ 18,918       $ 14,914
                                                     ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.









                                        6PAGE

                         THERMO BIOANALYSIS CORPORATION

                   Notes to Consolidated Financial Statements

    1.   General

        The interim consolidated financial statements presented have been prepared by Thermo BioAnalysis Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the three-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    2.  Acquisition

        In March 1997, Thermo Instrument Systems Inc. (Thermo Instrument) acquired approximately 95% of the outstanding shares of Life Sciences International PLC (LSI), a London Stock Exchange-listed company, in completion of Thermo Instrument's offer to acquire all of the outstanding shares of LSI. On May 6, 1997, the Company agreed to acquire LSI Labsystems and Hybaid, which comprised the Biosystems Group of LSI, from Thermo Instrument. LSI Labsystems, based in Finland, manufactures microplate-based immunoassay instruments and liquid-handling equipment. Hybaid, based in the U.K., manufactures thermal cyclers and consumables for DNA amplification. The combined businesses had 1996 revenues of approximately $71 million and were profitable. The aggregate purchase price for LSI Labsystems and Hybaid is approximately $102.5 million, which consists of: a) approximately $91.5 million for the net operating assets of the acquired businesses; plus b) $11.0 million for an equivalent amount of cash held by the acquired businesses. The purchase price for the net operating assets represents the sum of an estimate of the net tangible book value, exclusive of cash, of the businesses, plus a percentage of Thermo Instrument's total goodwill associated with its acquisition of LSI, based on the aggregate 1996 revenues of LSI Labsystems and Hybaid relative to LSI's 1996 consolidated revenues. The purchase price is subject to a post-closing adjustment based on final determination of the net tangible book value, exclusive of cash, of the acquired businesses and a final calculation of Thermo Instrument's total goodwill associated with the acquisition of LSI.

        The aggregate purchase price of $102.5 million will be paid through the issuance of 1,300,000 shares of Company common stock valued at $16.9 million and debt to Thermo Instrument totaling $85.6 million. Issuance of

                                        7PAGE

                         THERMO BIOANALYSIS CORPORATION
    the common stock component of the purchase price will occur immediately after the listing upon the American Stock Exchange of the 1,300,000 shares of Company common stock issuable to Thermo Instrument, which will require approval by the Company's shareholders. Because Thermo Instrument is the Company's majority shareholder and intends to vote its shares in favor of such listing, the approval is assured.

        Because the Company, LSI Labsystems, and Hybaid were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling-of-interests. Accordingly, the accompanying financial statements include the results of LSI Labsystems and Hybaid from March 12, 1997, the date these businesses were acquired by Thermo Instrument, and the shares issuable subject to shareholder vote have been deemed outstanding from that date. Of the total $85.6 million debt component of the purchase price, Thermo Instrument has agreed not to seek repayment of at least $50 million until July 15, 1998, which amount has been classified as long-term in the accompanying 1997 balance sheet. The remaining $35.6 million is classified as a current payable to Thermo Instrument in the accompanying 1997 balance sheet.

        In connection with the acquisition of LSI Labsystems and Hybaid, the Company has recorded approximately $71.0 million of cost in excess of net assets of acquired companies, which is being amortized over 40 years.

        Based on unaudited data, the following table presents selected financial information of the Company, LSI Labsystems, and Hybaid on a pro forma basis, assuming the companies had been combined since the beginning of 1996:

                                                       Three Months Ended
                                                    ------------------------
                                                    March 29,     March 30,
    (In thousands except per share amounts)              1997          1996
    ------------------------------------------------------------------------
    Revenues                                          $34,518       $26,676
    Net loss                                           (1,765)       (4,360)
    Loss per share                                       (.16)         (.46)

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions of LSI Labsystems and Hybaid been made at the beginning of 1996.

        In connection with the acquisition of LSI Labsystems and Hybaid, the Company is in the process of restructuring the acquired businesses. This restructuring is expected to include reductions in staffing levels, abandonment of excess facilities, and possible other costs associated with exiting certain activities of the acquired businesses. In accordance with the requirements of Emerging Issues Task Force Pronouncement (EITF) 95-3, as part of the cost of the acquisition, the Company has established reserves totaling $3.2 million for estimated severance, excess

                                        8PAGE

                         THERMO BIOANALYSIS CORPORATION
    facilities, and other exit costs, none of which was expended during the first quarter of 1997. Unresolved matters at March 29, 1997, included identifying specific employees for termination and locations to be abandoned or consolidated, among other decisions concerning the integration of the acquired businesses into the Company. In accordance with EITF 95-3, finalization of the Company's plan for restructuring the acquired businesses will not occur beyond one year from the date of the acquisition. Any changes in estimates of these costs prior to such finalization will be recorded as adjustments to cost in excess of net assets of acquired companies.

        In addition to the restructuring activities described above, during 1996 the Company had undertaken a restructuring in connection with its February 1996 acquisition of DYNEX Technologies (DYNEX). The Company finalized its restructuring plan for DYNEX in 1996 and, as of March 29, 1997, had a remaining reserve for the restructuring of DYNEX of $1.2 million, which represents ongoing severance and abandoned facility payments. Amounts expended for these matters during the first quarter of 1997 were not material. As of March 29, 1997, the Company had total restructuring reserves of $5.1 million for all its acquisitions.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operation. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such "Forward-looking Statements" in
    Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    Overview
        The Company has three principal product lines: life sciences instrumentation, information management systems, and health physics instrumentation. The Company's life sciences instrumentation group produces a broad range of instruments and consumables based on proprietary immunoassay, optical biosensor, polymerase chain reaction
    (PCR), liquid-handling, mass spectrometry, and CE technologies. These products are designed, manufactured, and marketed by the Company's DYNEX Technologies (DYNEX), Affinity Sensors, LSI Labsystems, Hybaid, and MALDI-TOF mass spectrometer subsidiaries and its capillary electrophoresis (CE) division. The Company's LabSystems subsidiary designs, implements, and supports laboratory information management systems (LIMS) and chromatography data systems. The Company's Eberline health physics division supplies radiation detection and counting

                                        9PAGE

                         THERMO BIOANALYSIS CORPORATION
    instrumentation and sophisticated radiation monitoring systems to the nuclear industry worldwide.

        The Company's strategy is to develop and market a portfolio of instruments and information management systems for biochemistry and other applications through the acquisition of complementary businesses and technologies and through research and development of innovative products. The Company was incorporated in February 1995. Since then, it acquired DYNEX in February 1996, acquired Affinity Sensors and LabSystems effective March 29, 1996, and agreed to acquire the Biosystems Group of Life Sciences International (LSI) effective March 12, 1997 (Note 2).

        The Company sells its products on a worldwide basis. Although the Company generally seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

    Results of Operations

    First Quarter 1997 Compared With First Quarter 1996

        Revenues increased to $23.4 million in the first quarter of 1997 from $10.9 million in the first quarter of 1996, primarily due to the inclusion of $12.9 million of revenues from LabSystems and Affinity Sensors, which were acquired effective March 29, 1996, the Biosystems Group of LSI, which was acquired effective March 12, 1997, and a full quarter of revenues from DYNEX, acquired in February 1996.

        The gross profit margin increased to 49% in the first quarter of 1997 from 38% in the first quarter of 1996, primarily due to the inclusion of higher-margin revenues at LabSystems and the Biosystems Group of LSI and, to a lesser extent, at Affinity Sensors and DYNEX.

        Selling, general, and administrative expenses as a percentage of revenues increased to 30% in the first quarter of 1997 from 26% in the first quarter of 1996, primarily due to higher costs as a percentage of revenues at DYNEX and, to a lesser extent, at Affinity Sensors and LabSystems. This increase was offset in part by lower costs as a percentage of revenues at the Biosystems Group of LSI.

        Research and development expenses increased to $2.2 million in the first quarter of 1997 from $0.7 million in the first quarter of 1996, primarily due to the inclusion of research and development expenses at acquired businesses.

        During the first quarter of 1996, the Company wrote off $3.5 million of acquired technology in connection with the acquisitions of Affinity Sensors and LabSystems.

                                       10PAGE

                         THERMO BIOANALYSIS CORPORATION

        Interest income increased to $0.7 million in the first quarter of 1997 from $0.2 million in the first quarter of 1996, primarily due to interest income earned on invested proceeds from the Company's initial public offering of common stock in September and October 1996. Interest expense, related party, in the first quarter of 1997 represents interest associated with a $50.0 million principal amount subordinated convertible note issued to Thermo Instrument in July 1996, and in the first quarter of 1996 represents interest associated with a $30.0 million promissory note issued to Thermo Electron Corporation (Thermo Electron) in February 1996, which was repaid in July 1996. The Company anticipates that interest expense will increase as a result of debt to Thermo Instrument associated with the acquisition of the Biosystems Group of LSI (Note 2).

        The effective tax rate was 36% in the first quarter of 1997, compared with 40% in the first quarter of 1996, excluding the effect of the 1996 write-off of acquired technology associated with the acquisitions of U.K.-based Affinity Sensors and LabSystems, for which no tax benefit was recorded. These rates exceed the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate decreased in the first quarter of 1997 primarily due to income from certain newly acquired foreign companies, which are subject to lower tax rates.

    Liquidity and Capital Resources

        Consolidated working capital was $46.3 million as of March 29, 1997, compared with $59.8 million as of December 28, 1996. The decrease in working capital primarily relates to the effect of the acquisition of the Biosystems Group of LSI (Note 2). Included in working capital are cash and cash equivalents of $59.2 million as of March 29, 1997, compared with $45.5 million as of December 28, 1996. During the first quarter of 1997, $2.2 million of cash was provided by operating activities.

        Investing activities provided $10.8 million in cash during the first quarter of 1997. In May 1997, the Company agreed to purchase the Biosystems Group of LSI from Thermo Instrument for approximately $102.5 million, which consists of: a) approximately $91.5 million for the net operating assets of the acquired businesses; plus b) $11.0 million for an equivalent amount of cash held by the acquired businesses (Note 2). The Company expended $0.5 million for purchases of property, plant, and equipment, and expects to make additional capital expenditures of approximately $3.8 million during the remainder of 1997.

        Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. The Company expects that it will finance these acquisitions through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo Instrument or Thermo Electron, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The

                                       11PAGE

                         THERMO BIOANALYSIS CORPORATION

    Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.























                                       12PAGE

                         THERMO BIOANALYSIS CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 1997.

                                           THERMO BIOANALYSIS CORPORATION



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Vice President and Chief
                                             Financial Officer














                                       13PAGE

                         THERMO BIOANALYSIS CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

       2 Share Purchase Agreement dated as of May 6, 1997, among the Company, Thermo Instrument Systems Inc., and Life Sciences International PLC.

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.