Form 10-Q
period 1997-06-28
THERMO BIOANALYSIS CORP /DE
filed 1997-08-06
CIK 1013547

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                   Outstanding at July 25, 1997
         ----------------------------      ----------------------------
         Common Stock, $.01 par value                11,072,100
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                         THERMO BIOANALYSIS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     June 28,   December 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 25,360       $ 45,476
      Accounts receivable, less allowances of
        $3,034 and $991                                30,520         17,265
      Inventories:
        Raw materials and supplies                     12,961          7,473
        Work in process                                 3,044          1,064
        Finished goods                                  9,620          6,055
      Prepaid income taxes                              2,213          2,319
      Prepaid expenses and other current assets         4,687            618
      Due from parent company and affiliates                -            965
                                                     --------       --------
                                                       88,405         81,235
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            23,153         12,129
      Less: Accumulated depreciation and
            amortization                                7,754          6,582
                                                     --------       --------
                                                       15,399          5,547
                                                     --------       --------
    Other Assets                                        5,061          3,098
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                              102,240         33,117
                                                     --------       --------
                                                     $211,105       $122,997
                                                     ========       ========

                                        2PAGE

                         THERMO BIOANALYSIS CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                       June 28, December 28,
    (In thousands except share amounts)                    1997         1996
    -------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                 $  6,591     $  4,282
      Accrued payroll and employee benefits               4,604        2,616
      Accrued income taxes                                4,230        2,775
      Accrued acquisition expenses (Note 2)               5,109        1,857
      Other accrued expenses                              8,097        5,794
      Deferred revenue                                    4,135        4,161
      Due to parent company and affiliates (Note 2)       9,169            -
                                                       --------     --------
                                                         41,935       21,485
                                                       --------     --------
    Deferred Income Taxes                                   196          196
                                                       --------     --------

    Long-term Obligations:
      Payable to parent company (Note 2)                 50,000            -
      Subordinated convertible note, due to parent
        company                                          50,000       50,000
      Other                                                 230            -
                                                       --------     --------
                                                        100,230       50,000
                                                       --------     --------
    Shareholders' Investment (Note 2):
      Common stock, $.01 par value, 25,000,000
        shares authorized; 11,072,100 and 9,771,500
        shares issued and outstanding                       111           98
      Capital in excess of par value                     64,743       47,882
      Retained earnings                                   5,260        1,707
      Cumulative translation adjustment                  (1,370)       1,629
                                                       --------     --------
                                                         68,744       51,316
                                                       --------     --------
                                                       $211,105     $122,997
                                                       ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                        Three Months Ended
                                                      ---------------------
                                                      June 28,     June 29,
    (In thousands except per share amounts)               1997         1996
    -----------------------------------------------------------------------
    Revenues                                           $38,399      $18,871
                                                       -------      -------

    Costs and Operating Expenses:
      Cost of revenues                                  18,678        9,390
      Selling, general, and administrative expenses     12,581        6,205
      Research and development expenses                  3,290        2,257
                                                       -------      -------
                                                        34,549       17,852
                                                       -------      -------

    Operating Income                                     3,850        1,019

    Interest Income                                        748          121
    Interest Expense, Related Party                     (1,317)        (421)
                                                       -------      -------
    Income Before Provision for Income Taxes             3,281          719
    Provision for Income Taxes                           1,183          288
                                                       -------      -------
    Net Income                                         $ 2,098      $   431
                                                       =======      =======

    Earnings per Share:
      Primary                                          $   .19      $   .05
                                                       =======      =======
      Fully diluted                                    $   .18      $   .05
                                                       =======      =======
    Weighted Average Shares:
      Primary                                           11,072        8,219
                                                       =======      =======
      Fully diluted                                     14,217        8,219
                                                       =======      =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                         Six Months Ended
                                                      ---------------------
                                                      June 28,     June 29,
    (In thousands except per share amounts)               1997         1996
    -----------------------------------------------------------------------
    Revenues                                           $62,863      $29,782
                                                       -------      -------

    Costs and Operating Expenses:
      Cost of revenues                                  31,476       16,106
      Selling, general, and administrative expenses     19,798        9,017
      Research and development expenses                  5,482        2,921
      Write-off of acquired technology                       -        3,500
                                                       -------      -------
                                                        56,756       31,544
                                                       -------      -------

    Operating Income (Loss)                              6,107       (1,762)

    Interest Income                                      1,445          293
    Interest Expense, Related Party                     (1,996)        (668)
                                                       -------      -------

    Income (Loss) Before Provision for Income Taxes      5,556       (2,137)
    Provision for Income Taxes                           2,003          546
                                                       -------      -------
    Net Income (Loss)                                  $ 3,553      $(2,683)
                                                       =======      =======

    Earnings (Loss) per Share:
      Primary                                          $   .34      $  (.33)
                                                       =======      =======
      Fully diluted                                    $   .32      $  (.33)
                                                       =======      =======
    Weighted Average Shares:
      Primary                                           10,550        8,219
                                                       =======      =======
      Fully diluted                                     13,696        8,219
                                                       =======      =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                         Six Months Ended
                                                      ----------------------
                                                      June 28,      June 29,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income (loss)                               $  3,553      $ (2,683)
      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
          Depreciation and amortization                  2,694         1,284
          Provision for losses on accounts
            receivable                                     192            66
          Write-off of acquired technology                   -         3,500
          Other                                            (19)            -
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                       (3,098)        1,074
              Inventories                                2,815           690
              Other current assets                        (693)          416
              Accounts payable                          (1,422)        1,585
              Other current liabilities                  1,698         2,234
                                                      --------      --------
    Net cash provided by operating activities            5,720         8,166
                                                      --------      --------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)      (23,601)      (43,191)
      Adjustment to acquisition purchase price             205             -
      Purchases of property, plant, and equipment         (909)         (451)
      Other                                                338             -
                                                      --------      --------
    Net cash used in investing activities              (23,967)      (43,642)
                                                      --------      --------
    Financing Activities:
      Net proceeds from issuance of Company common
        stock                                                6             -
      Proceeds from issuance of note payable to
        Thermo Electron                                      -        30,000
                                                      --------      --------
    Net cash provided by financing activities         $      6      $ 30,000
                                                      --------      --------

                                        6PAGE

                         THERMO BIOANALYSIS CORPORATION

                                   (Unaudited)


                                                         Six Months Ended
                                                      ----------------------
                                                      June 28,      June 29,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------

    Exchange Rate Effect on Cash                      $ (1,875)     $    (37)
                                                      --------      --------
    Decrease in Cash and Cash Equivalents              (20,116)       (5,513)
    Cash and Cash Equivalents at Beginning of
      Period                                            45,476        17,747
                                                      --------      --------
    Cash and Cash Equivalents at End of Period        $ 25,360      $ 12,234
                                                      ========      ========
    Noncash Activities (Note 2):
      Fair value of assets of acquired companies,
        including cash acquired of $11,982 in 1997    $122,896      $ 68,356
      Cash paid for acquired companies                 (35,583)      (52,191)
      Issuance of Company common stock for acquired
        companies                                      (16,868)            -
      Amount payable to parent company                 (56,504)            -
                                                      --------      --------
        Liabilities assumed of acquired companies     $ 13,941      $ 16,165
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        7PAGE

                         THERMO BIOANALYSIS CORPORATION

                   Notes to Consolidated Financial Statements

    1.   General

        The interim consolidated financial statements presented have been prepared by Thermo BioAnalysis Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and six-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the six-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Acquisitions

        In March 1997, Thermo Instrument Systems Inc. (Thermo Instrument) acquired approximately 95% of the outstanding shares of Life Sciences International PLC (LSI), a London Stock Exchange-listed company. Subsequently, Thermo Instrument acquired the remaining shares of LSI capital stock. On May 6, 1997, the Company agreed to acquire Labsystems OY and Hybaid, which comprised the Biosystems Group of LSI, from Thermo Instrument. Labsystems OY, based in Finland, manufactures microplate-based immunoassay instruments and liquid-handling equipment. Hybaid, based in the U.K., manufactures thermal cyclers and consumables for DNA amplification. The aggregate purchase price for Labsystems OY and Hybaid is approximately $102.5 million, which consists of: a) approximately $91.5 million for the net operating assets of the acquired businesses plus b) $11.0 million for an equivalent amount of cash held by the acquired businesses. The purchase price for the net operating assets represents the sum of an estimate of the net tangible book value, exclusive of cash, of the businesses as of the date that Thermo Instrument acquired LSI, plus a percentage of Thermo Instrument's total goodwill associated with its acquisition of LSI, based on the aggregate 1996 revenues of Labsystems OY and Hybaid relative to LSI's 1996 consolidated revenues. The purchase price is subject to a post-closing adjustment based on final determination of the net tangible book value, exclusive of cash, of the acquired businesses and a final calculation of Thermo Instrument's total goodwill associated with the acquisition of LSI.

        Of the $102.5 million aggregate purchase price, the Company has paid $35.6 million in cash to Thermo Instrument during the first six months of 1997, has debt to Thermo Instrument of $50.0 million, and will issue

                                        8PAGE

                         THERMO BIOANALYSIS CORPORATION

    1,300,000 shares of Company common stock (valued at $16.9 million) to Thermo Instrument. Thermo Instrument has agreed not to seek repayment of the $50.0 million debt component of the purchase price, which bears interest at the Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter, until July 15, 1998. Issuance of the common stock component of the purchase price will occur immediately after the listing upon the American Stock Exchange of the 1,300,000 shares of Company common stock issuable to Thermo Instrument, which will require approval by the Company's shareholders. Because Thermo Instrument is the Company's majority shareholder and intends to vote its shares in favor of such listing, the approval is assured.

        Because the Company, Labsystems OY, and Hybaid were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements include the results of Labsystems OY and Hybaid from March 12, 1997, the date these businesses were acquired by Thermo Instrument, and the shares issuable subject to shareholder vote have been deemed outstanding from that date.

        On July 30, 1997, the Company agreed to acquire Labsystems Japan from Thermo Instrument for $5.9 million in cash. The purchase price for Labsystems Japan was determined in a manner similar to that for Labsystems OY and Hybaid, and is subject to a comparable post-closing adjustment. The purchase price for Labsystems Japan is included in "Due to parent company and affiliates" in the accompanying 1997 balance sheet. Labsystems Japan distributes products manufactured by Labsystems OY and other LSI companies. The acquisition of Labsystems Japan has been treated for accounting purposes in a manner similar to the acquisition of Labsystems OY and Hybaid. Accordingly, the accompanying financial statements include the results of Labsystems Japan from March 12, 1997.

        In connection with the acquisition of Labsystems OY, Hybaid, and Labsystems Japan, the Company has recorded approximately $70.7 million of cost in excess of net assets of acquired companies, which is being amortized over 40 years.

        Based on unaudited data, the following table presents selected financial information of the Company, Labsystems OY, Hybaid, and Labsystems Japan on a pro forma basis, assuming the companies had been combined since the beginning of 1996:

                                           Three
                                        Months Ended      Six Months Ended
                                        ------------    --------------------
    (In thousands except                 June 29,      June 28,   June 29,
    per share amounts)                       1996          1997       1996
    ------------------------------------------------------------------------
    Revenues                              $38,186       $74,814    $65,588
    Net income (loss)                         443          (372)    (4,480)
    Earnings (loss) per share                 .05          (.03)      (.47)

                                        9PAGE

                         THERMO BIOANALYSIS CORPORATION

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions of Labsystems OY, Hybaid, and Labsystems Japan been made at the beginning of 1996.

        In connection with the acquisition of Labsystems OY and Hybaid, the Company is in the process of restructuring the acquired businesses. This restructuring is expected to include reductions in staffing levels, abandonment of excess facilities, and possible other costs associated with exiting certain activities of the acquired businesses. In accordance with the requirements of Emerging Issues Task Force Pronouncement (EITF) 95-3, as part of the cost of the acquisition, the Company has established reserves totaling $4.8 million for estimated severance, excess-facilities, and other exit costs, $1.6 million of which was established during the second quarter of 1997 for the expected cost of terminating a joint venture agreement and other matters. The Company expended $0.8 million during the first six months of 1997 for these matters. Unresolved matters at June 28, 1997, included identifying specific employees for termination and locations to be abandoned or consolidated, among other decisions concerning the integration of the acquired businesses into the Company. In accordance with EITF 95-3, finalization of the Company's plan for restructuring the acquired businesses will not occur beyond one year from the date of the acquisition. Any changes in estimates of these costs prior to such finalization will be recorded as adjustments to cost in excess of net assets of acquired companies.

        In addition to the restructuring activities described above, during 1996 the Company had undertaken a restructuring in connection with its February 1996 acquisition of Dynex Technologies (Dynex). The Company finalized its restructuring plan for Dynex in 1996. During the first six months of 1997, the Company expended $0.7 million for these matters and, as of June 28, 1997, had a remaining reserve for the restructuring of Dynex of $0.6 million, which represents ongoing severance and abandoned-facility payments. As of June 28, 1997, the Company had total restructuring reserves of $5.1 million for all its acquisitions.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operation. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

                                       10PAGE

                         THERMO BIOANALYSIS CORPORATION

    Overview

        The Company has three principal product lines: life sciences instrumentation, consumables, and information management systems. The Company's life sciences instrumentation group produces a broad range of instruments and consumables based on proprietary immunoassay, optical biosensor, polymerase chain reaction (PCR), liquid-handling, mass spectrometry, and capillary electrophoresis (CE) technologies. The Company's information management systems subsidiary designs, implements, and supports laboratory information management systems (LIMS) and chromatography data systems.

        The Company's strategy is to develop and market a portfolio of instruments, consumables, and information management systems for biochemistry and other applications through the acquisition of complementary businesses and technologies and through research and development of innovative products. The Company was incorporated in February 1995. Since then, it acquired Dynex in February 1996, acquired Affinity Sensors and LabSystems, effective March 29, 1996, and agreed to acquire Labsystems OY, Hybaid, and Labsystems Japan, effective March 12, 1997 (Note 2).

        The Company sells its products on a worldwide basis. Although the Company generally seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

    Results of Operations

    Second Quarter 1997 Compared With Second Quarter 1996

        Revenues increased to $38.4 million in the second quarter of 1997 from $18.9 million in the second quarter of 1996, primarily due to the inclusion of $20.1 million of revenues from the sale of liquid-handling, PCR, and consumable products from companies that were acquired effective March 12, 1997.

        The gross profit margin increased to 51% in the second quarter of 1997 from 50% in the second quarter of 1996, primarily due to the inclusion of higher-margin revenues from the recently acquired liquid-handling business and an increase in the gross profit margin from the Company's LIMS business due to a change in sales mix, offset in part by the inclusion of lower-margin revenues from the PCR business.

        Selling, general, and administrative expenses as a percentage of revenues was 33% in both periods. Lower costs as a percentage of revenues at the recently acquired liquid-handling business and a decrease in costs at Dynex due to its cost savings plan were offset by an increase in costs as a percentage of revenues in the LIMS business as a result of the opening of four sales and service offices during the second quarter.

                                       11PAGE

                         THERMO BIOANALYSIS CORPORATION

        Research and development expenses increased to $3.3 million in the second quarter of 1997 from $2.3 million in the second quarter of 1996, primarily due to the inclusion of research and development expenses at acquired businesses.

        Interest income increased to $0.7 million in the second quarter of 1997 from $0.1 million in the second quarter of 1996, primarily due to interest income earned on invested proceeds from the Company's initial public offering of common stock in September and October 1996. Interest expense, related party, in the second quarter of 1997 represents interest associated with a $50.0 million principal amount subordinated convertible note issued to Thermo Instrument Systems Inc. (Thermo Instrument) in July 1996, and interest related to the $50.0 million debt payable to Thermo Instrument associated with the acquisition of the Biosystems Group of Life Sciences International (LSI) (Note 2). Interest expense, related party, in the second quarter of 1996 represents interest associated with a $30.0 million promissory note issued to Thermo Electron Corporation (Thermo Electron) in February 1996, which was repaid in July 1996.

        The effective tax rate was 36% in the second quarter of 1997, compared with 40% in the second quarter of 1996. These rates exceed the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate decreased in the second quarter of 1997, primarily due to income from certain newly acquired foreign businesses, which are subject to lower tax rates.

    First Six Months 1997 Compared With First Six Months 1996

        Revenues increased to $62.9 million in the first six months of 1997 from $29.8 million in the first six months of 1996, primarily due to acquisitions.

        The gross profit margin increased to 50% in the first six months of 1997 from 46% in the first six months of 1996, primarily due to the inclusion of higher-margin LIMS revenues for the full period in 1997, versus only part of the period in 1996, and the impact of higher-margin revenues at the recently acquired liquid-handling business, offset in part by the inclusion of lower-margin revenues from the PCR business.

        Selling, general, and administrative expenses as a percentage of revenues increased to 31% in the first six months of 1997 from 30% in the first six months of 1996. The increase was primarily due to an increase in costs in the LIMS business as a result of the opening of four sales and service offices in the second quarter of 1997, offset in part by lower costs as a percentage of revenues at the recently acquired liquid-handling business.

        Research and development expenses increased to $5.5 million in the first six months of 1997 from $2.9 million in the first six months of 1996, primarily due to the inclusion of research and development expenses at acquired businesses.

                                       12PAGE

                         THERMO BIOANALYSIS CORPORATION

         During the first six months of 1996, the Company wrote off $3.5 million of acquired technology in connection with the acquisitions of the U.K.-based LIMS and biosensor businesses.

         Interest income increased to $1.4 million in the first six months of 1997 from $0.3 million in the first six months of 1996, primarily due to interest income earned on invested proceeds from the Company's initial public offering of common stock in September and October 1996. Interest expense, related party, in the first six months of 1997 represents interest associated with a $50.0 million principal amount subordinated convertible note issued to Thermo Instrument in July 1996, and interest related to the $50.0 million debt payable to Thermo Instrument associated with the acquisition of the Biosystems Group of LSI. Interest expense, related party, in the first six months of 1996 represents interest associated with a $30.0 million promissory note issued to Thermo Electron in February 1996, which was repaid in July 1996.

        The effective tax rate was 36% in the first six months of 1997, compared with 40% in the first six months of 1996, excluding the effect of the 1996 write-off of acquired technology associated with the acquisitions of the Company's U.K.-based LIMS and biosensor businesses, for which no tax benefit was recorded. These rates exceed the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate decreased in the first six months of 1997 primarily due to income from certain newly acquired foreign businesses, which are subject to lower tax rates.

    Liquidity and Capital Resources

        Consolidated working capital was $46.5 million as of June 28, 1997, compared with $59.8 million as of December 28, 1996. Included in working capital are cash and cash equivalents of $25.4 million as of June 28, 1997, compared with $45.5 million as of December 28, 1996. During the first six months of 1997, $5.7 million of cash was provided by operating activities. An increase in accounts receivable used $3.1 million in cash, primarily as a result of shipments near the end of the quarter. A decrease in inventories provided $2.8 million in cash, primarily due to shipments near the end of the quarter and a reduction in inventory levels related to the completion of a significant sales contract.

        Investing activities used $24.0 million in cash during the first six months of 1997. In May 1997, the Company agreed to purchase the Biosystems Group of LSI from Thermo Instrument for approximately $102.5 million, which consists of: a) approximately $91.5 million for the net operating assets of the acquired businesses plus b) $11.0 million for an equivalent amount of cash held by the acquired businesses. Of the $102.5 million aggregate purchase price, the Company has paid $35.6 million in cash to Thermo Instrument during the first six months of 1997, has debt to Thermo Instrument of $50.0 million, and will issue 1,300,000 shares of Company common stock valued at $16.9 million to Thermo Instrument. In

                                       13PAGE

                         THERMO BIOANALYSIS CORPORATION

    July 1997, the Company agreed to acquire Labsystems Japan for approximately $5.9 million in cash, which it expects to pay during the third quarter of 1997 (Note 2). The Company expended $0.9 million for purchases of property, plant, and equipment, and expects to make additional capital expenditures of approximately $3.4 million during the remainder of 1997.
        Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. The Company expects that it will finance these acquisitions through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo Instrument or Thermo Electron, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

        On June 2, 1997, at the Annual Meeting of Shareholders, the shareholders elected eight incumbent directors to a one-year term expiring in 1998. The Directors elected at the meeting were: Dr. Richard W.K. Chapman, Dr. Elias P. Gyftopoulos, Mr. Denis A. Helm, Mr. Barry S. Howe, Mr. Earl R. Lewis, Mr. Jonathan W. Painter, Mr. Arvin H. Smith, and Dr. Arnold N. Weinberg. Each director, except Dr. Gyftopoulos, received 8,170,446 shares voted in favor of his election and 8,350 shares voted against. Dr. Gyftopoulos received 8,169,946 shares voted in favor of his election and 8,850 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

        At the Annual Meeting, the shareholders also approved a proposal to adopt an employees' stock purchase plan and reserve 50,000 shares for issuance thereunder as follows: 8,133,746 shares were voted in favor of the proposal, 11,800 shares were voted against, and 33,250 shares abstained. No broker nonvotes were recorded on the proposal.

    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

    (b) Reports on Form 8-K
        On May 21, 1997, the Company filed a Current Report on Form 8-K with respect to its agreement to acquire Labsystems OY and Hybaid, which comprised the Biosystems Group of the Life Sciences International PLC subsidiary of Thermo Instrument Systems Inc. On July 18, 1997, the Company filed an amendment to such Current Report, on Form 8-K/A, to include certain financial information with respect to such acquisition.

                                       14PAGE

                         THERMO BIOANALYSIS CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1997.

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

                                       15PAGE

                         THERMO BIOANALYSIS CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

       2 Share Purchase Agreement dated as of July 30, 1997, between the Company and Thermo Instrument Systems Inc. with respect to Labsystems Japan K.K.

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.