Form 10-Q
period 1997-09-27
THERMO BIOANALYSIS CORP /DE
filed 1997-11-04
CIK 1013547

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 27, 1997.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at September 27, 1997
         ----------------------------     ---------------------------------
         Common Stock, $.01 par value                11,072,100
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                         THERMO BIOANALYSIS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                September 27,   December 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 25,323       $ 45,476
      Accounts receivable, less allowances of
        $4,180 and $991                                30,929         17,265
      Inventories:
        Raw materials and supplies                     12,965          7,473
        Work in process                                 2,472          1,064
        Finished goods                                  9,059          6,055
      Prepaid income taxes                              5,233          2,319
      Prepaid expenses and other current assets         4,531            618
      Due from parent company and affiliates                -            965
                                                     --------       --------
                                                       90,512         81,235
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            23,539         12,129
      Less: Accumulated depreciation and
            amortization                                9,029          6,582
                                                     --------       --------
                                                       14,510          5,547
                                                     --------       --------
    Other Assets                                        3,840          3,098
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                               99,912         33,117
                                                     --------       --------
                                                     $208,774       $122,997
                                                     ========       ========





                                        2PAGE

                         THERMO BIOANALYSIS CORPORATION

                                  (Unaudited)

                    Liabilities and Shareholders' Investment


                                                 September 27,  December 28,
   (In thousands except share amounts)                    1997          1996
   -------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                 $  6,842      $  4,282
     Accrued payroll and employee benefits               6,292         2,616
     Accrued income taxes                                3,686         2,775
     Accrued acquisition expenses (Note 2)               3,347         1,857
     Other accrued expenses                              8,933         5,794
     Deferred revenue                                    3,373         4,161
     Due to parent company and affiliates (Note 2)      10,402             -
                                                      --------      --------
                                                        42,875        21,485
                                                      --------      --------
   Deferred Income Taxes                                   342           196
                                                      --------      --------
   Long-term Obligations:
     Payable to parent company (Note 2)                 50,000             -
     Subordinated convertible note, due to parent
       company                                          50,000        50,000
     Other                                                 226             -
                                                      --------      --------
                                                       100,226        50,000
                                                      --------      --------
   Shareholders' Investment (Note 2):
     Common stock, $.01 par value, 25,000,000
       shares authorized; 11,072,100 and 9,771,500
       shares issued and outstanding                       111            98
     Capital in excess of par value                     64,743        47,882
     Retained earnings                                   7,421         1,707
     Cumulative translation adjustment                  (6,944)        1,629
                                                      --------      --------
                                                        65,331        51,316
                                                      --------      --------
                                                      $208,774      $122,997
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.




                                        3PAGE

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Operations
                                  (Unaudited)


                                                   Three Months Ended
                                              ----------------------------
                                              September 27,  September 28,
   (In thousands except per share amounts)             1997           1996
   -----------------------------------------------------------------------
   Revenues                                         $35,855        $19,346
                                                    -------        -------
   Costs and Operating Expenses:
     Cost of revenues                                17,128          9,773
     Selling, general, and administrative expenses   11,181          5,908
     Research and development expenses                3,030          2,110
                                                    -------        -------
                                                     31,339         17,791
                                                    -------        -------

   Operating Income                                   4,516          1,555

   Interest Income                                      236            292
   Interest Expense, Related Party                   (1,375)          (557)
                                                    -------        -------
   Income Before Provision for Income Taxes           3,377          1,290
   Provision for Income Taxes                         1,216            503
                                                    -------        -------
   Net Income                                       $ 2,161        $   787
                                                    =======        =======
   Earnings per Share:
     Primary                                        $   .20        $   .10
                                                    =======        =======
     Fully diluted                                  $   .18        $   .10
                                                    =======        =======

   Weighted Average Shares:
     Primary                                         11,072          8,200
                                                    =======        =======
     Fully diluted                                   14,259          8,200
                                                    =======        =======


   The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Operations
                                  (Unaudited)


                                                    Nine Months Ended
                                              -----------------------------
                                               September 27,  September 28,
   (In thousands except per share amounts)              1997           1996
   ------------------------------------------------------------------------
   Revenues                                          $98,718        $49,128
                                                     -------        -------
   Costs and Operating Expenses:
     Cost of revenues                                 48,604         25,879
     Selling, general, and administrative expenses    30,979         14,925
     Research and development expenses                 8,512          5,031
     Write-off of acquired technology                      -          3,500
                                                     -------        -------
                                                      88,095         49,335
                                                     -------        -------

   Operating Income (Loss)                            10,623           (207)

   Interest Income                                     1,681            585
   Interest Expense, Related Party                    (3,371)        (1,225)
                                                     -------        -------
   Income (Loss) Before Provision for Income Taxes     8,933           (847)
   Provision for Income Taxes                          3,219          1,049
                                                     -------        -------
   Net Income (Loss)                                 $ 5,714        $(1,896)
                                                     =======        =======
   Earnings (Loss) per Share:
     Primary                                         $   .53        $  (.23)
                                                     =======        =======
     Fully diluted                                   $   .49        $  (.23)
                                                     =======        =======
   Weighted Average Shares:
     Primary                                          10,724          8,213
                                                     =======        =======
     Fully diluted                                    13,911          8,213
                                                     =======        =======


   The accompanying notes are an integral part of these consolidated financial statements.




                                        5PAGE

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                   Nine Months Ended
                                              -----------------------------
                                              September 27,   September 28,
   (In thousands)                                      1997            1996
   ------------------------------------------------------------------------
   Operating Activities:
     Net income (loss)                              $ 5,714        $ (1,896)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Depreciation and amortization                5,020           2,158
         Provision for losses on accounts
           receivable                                   297             118
         Write-off of acquired technology                 -           3,500
         Other                                          (34)              -
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                     (5,286)            355
             Inventories                               (203)             39
             Other current assets                      (912)          1,350
             Accounts payable                        (1,047)          1,178
             Other current liabilities                4,676           2,441
                                                   --------        --------
   Net cash provided by operating activities          8,225           9,243
                                                   --------        --------
   Investing Activities:
     Acquisitions, net of cash acquired (Note 2)    (23,601)        (52,145)
     Adjustment to acquisition purchase price           205               -
     Purchases of property, plant, and equipment     (2,208)           (596)
     Other                                              (57)              -
                                                   --------        --------
   Net cash used in investing activities            (25,661)        (52,741)
                                                   --------        --------
   Financing Activities:
     Net proceeds from issuance of Company common
       stock                                              6          18,557
     Proceeds from issuance of subordinated
       convertible note to parent company                 -          50,000
     Proceeds from issuance of note payable to
       Thermo Electron                                    -          30,000
     Repayment of note payable to Thermo Electron         -         (30,000)
                                                   --------        --------
   Net cash provided by financing activities       $      6        $ 68,557
                                                   --------        --------



                                        6PAGE

                         THERMO BIOANALYSIS CORPORATION

                                  (Unaudited)


                                                   Nine Months Ended
                                              -----------------------------
                                              September 27,   September 28,
   (In thousands)                                      1997            1996
   ------------------------------------------------------------------------
   Exchange Rate Effect on Cash                    $ (2,723)       $     (4)
                                                   --------        --------

   Increase (Decrease) in Cash and Cash Equivalents (20,153)         25,055
   Cash and Cash Equivalents at Beginning of
     Period                                          45,476          17,747
                                                   --------        --------
   Cash and Cash Equivalents at End of Period      $ 25,323        $ 42,802
                                                   ========        ========

   Noncash Activities (Note 2):
     Fair value of assets of acquired companies,
       including cash acquired of $11,982 in 1997  $122,203        $ 68,356
     Cash paid for acquired companies               (35,583)        (52,191)
     Issuance of Company common stock for
       acquired companies                           (16,868)              -
     Amount payable to parent company               (56,504)              -
                                                   --------        --------
       Liabilities assumed of acquired companies   $ 13,248        $ 16,165
                                                   ========        ========


   The accompanying notes are an integral part of these consolidated financial statements.







                                       7PAGE

                         THERMO BIOANALYSIS CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo BioAnalysis Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and nine-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the nine-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Acquisitions

        In March 1997, Thermo Instrument Systems Inc. (Thermo Instrument) acquired approximately 95% of the outstanding shares of Life Sciences International PLC (LSI), a London Stock Exchange-listed company. Subsequently, Thermo Instrument acquired the remaining shares of LSI capital stock. On May 6, 1997, the Company agreed to acquire Labsystems OY and Hybaid, which comprised the Biosystems Group of LSI, from Thermo Instrument. Labsystems OY, based in Finland, manufactures microplate-based immunoassay instruments and liquid-handling equipment. Hybaid, based in the U.K., manufactures thermal cyclers and consumables for DNA amplification. The aggregate purchase price for Labsystems OY and Hybaid is approximately $102.5 million, which consists of: a) approximately $91.5 million for the net operating assets of the acquired businesses plus b) $11.0 million for an equivalent amount of cash held by the acquired businesses. The purchase price for the net operating assets represents the sum of an estimate of the net tangible book value, exclusive of cash, of the businesses as of the date that Thermo Instrument acquired LSI, plus a percentage of Thermo Instrument's total cost in excess of net assets acquired associated with its acquisition of LSI, based on the aggregate 1996 revenues of Labsystems OY and Hybaid relative to LSI's 1996 consolidated revenues. The purchase price is subject to a post-closing adjustment based on final determination of the net tangible book value, exclusive of cash, of the acquired businesses and a final calculation of Thermo Instrument's total cost in excess of net assets acquired associated with the acquisition of LSI.

        Of the $102.5 million aggregate purchase price, the Company paid $35.6 million in cash to Thermo Instrument in June 1997, has debt to Thermo Instrument of $50.0 million, and will issue to Thermo
                                        8PAGE

                         THERMO BIOANALYSIS CORPORATION

    Instrument 1,300,000 shares of Company common stock (valued at $16.9 million at the time of the May 1997 agreement to acquire Labsystems OY and Hybaid). The $50.0 million debt component of the purchase price, which bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter, is due on July 15, 1999. Issuance of the common stock component of the purchase price will occur immediately after the listing upon the American Stock Exchange of the 1,300,000 shares of Company common stock issuable to Thermo Instrument, which will require approval by the Company's shareholders. Because Thermo Instrument is the Company's majority shareholder and intends to vote its shares in favor of such listing, the approval is assured.

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

        On July 30, 1997, the Company agreed to acquire Labsystems Japan from Thermo Instrument for $5.9 million in cash. The purchase price for Labsystems Japan was determined in a manner similar to that for Labsystems OY and Hybaid, and is subject to a comparable post-closing adjustment. The purchase price for Labsystems Japan is included in "Due to parent company and affiliates" in the accompanying 1997 balance sheet, and is expected to be paid in the fourth quarter of 1997. Labsystems Japan distributes products manufactured by Labsystems OY and other LSI companies. The acquisition of Labsystems Japan has been treated for accounting purposes in a manner similar to the acquisition of Labsystems OY and Hybaid. Accordingly, the accompanying financial statements include the results of Labsystems Japan from March 12, 1997.

        In connection with the acquisition of Labsystems OY, Hybaid, and Labsystems Japan, the Company has recorded approximately $73.0 million of cost in excess of net assets of acquired companies, which is being amortized over 40 years.

        Based on unaudited data, the following table presents selected financial information of the Company, Labsystems OY, Hybaid, and Labsystems Japan on a pro forma basis, assuming the companies had been combined since the beginning of 1996:

                                      Three
                                   Months Ended         Nine Months Ended
                                  --------------      ----------------------
    (In thousands except          Sept. 28,           Sept. 27,   Sept. 28,
    per share amounts)                 1996                1997        1996
    ------------------------------------------------------------------------
    Revenues                        $38,863            $110,669    $104,451
    Net loss                         (2,068)             (1,859)     (6,606)
    Loss per share                     (.22)               (.17)       (.69)
                                        9PAGE

                         THERMO BIOANALYSIS CORPORATION

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions of Labsystems OY, Hybaid, and Labsystems Japan been made at the beginning of 1996.

        In connection with the acquisition of Labsystems OY and Hybaid, the Company is in the process of restructuring the acquired businesses. This restructuring is expected to include reductions in staffing levels, abandonment of excess facilities, and possible other costs associated with exiting certain activities of the acquired businesses. In accordance with the requirements of Emerging Issues Task Force Pronouncement (EITF) 95-3, as part of the cost of the acquisition, the Company has established reserves totaling $2.5 million for estimated severance, excess-facilities, and other exit costs. The Company expended $0.2 million during the first nine months of 1997 for these matters. Unresolved matters at September 27, 1997, included completing the identification of specific employees for termination and locations to be abandoned or consolidated, among other decisions concerning the integration of the acquired businesses into the Company. In accordance with EITF 95-3, finalization of the Company's plan for restructuring the acquired businesses will not occur beyond one year from the date of the acquisition. Any changes in estimates of these costs prior to such finalization will be recorded as adjustments to cost in excess of net assets of acquired companies.

        In addition to the restructuring activities described above, during 1996 the Company had undertaken a restructuring in connection with its February 1996 acquisition of Dynex Technologies (Dynex). The Company finalized its restructuring plan for Dynex in 1996. During the first nine months of 1997, the Company expended $0.8 million for these matters and, as of September 27, 1997, had a remaining reserve for the restructuring of Dynex of $0.5 million, which represents ongoing severance and abandoned-facility payments. As of September 27, 1997, the Company had total restructuring reserves of $3.3 million for all its acquisitions, including those discussed above.

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

    Results of Operations
    Third Quarter 1997 Compared With Third Quarter 1996

        Revenues increased to $35.9 million in the third quarter of 1997 from $19.3 million in the third quarter of 1996. Revenues increased $16.6 million due to the acquisitions of the liquid-handling and PCR businesses, effective March 12, 1997. In addition, revenues at the Company's LIMS and CE businesses increased $1.1 million primarily as a result of new product introductions and four direct sales and service offices established in the second quarter of 1997. These increases were offset in part by a decrease at Dynex of $0.6 million, primarily due to the strengthening of the U.S. dollar relative to foreign currencies in countries where Dynex operates, and a $0.5 million decrease in revenues from the Company's health physics instrumentation division due to continued weakness in Department of Energy and nuclear power plant spending.

        The gross profit margin increased to 52% in the third quarter of 1997 from 49% in the third quarter of 1996, primarily due to the inclusion of higher-margin revenues from the recently acquired liquid-handling business and an increase in sales of higher-margin consumables.

        Selling, general, and administrative expenses as a percentage of revenues was 31% in both periods. Research and development expenses increased to $3.0 million in the third quarter of 1997 from $2.1 million in the third quarter of 1996, primarily due to acquisitions.
                                       11PAGE

                         THERMO BIOANALYSIS CORPORATION

        Interest income was relatively unchanged at $0.2 million in the third quarter of 1997 and $0.3 million in the third quarter of 1996. Interest expense, related party, increased to $1.4 million in the third quarter of 1997 from $0.6 million in the third quarter of 1996, primarily due to interest expense on the $50.0 million debt payable to Thermo Instrument Systems Inc. (Thermo Instrument) associated with the acquisition of the Biosystems Group of Life Sciences International (LSI) (Note 2).

        The effective tax rate was 36% in the third quarter of 1997, compared with 39% in the third quarter of 1996. These rates exceed the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate decreased in the third quarter of 1997, primarily due to income from certain newly acquired foreign businesses, which are subject to lower tax rates.


    First Nine Months 1997 Compared With First Nine Months 1996

        Revenues increased to $98.7 million in the first nine months of 1997 from $49.1 million in the first nine months of 1996. Revenues increased $50.2 million due to acquisitions. In addition, revenues at the Company's CE and LIMS businesses increased $0.8 million due to the reasons described in the results of operations for the third quarter. These increases were offset in part by decreases in revenues at Dynex and the Company's health physics instrumentation division, due to the reasons described in the results of operations for the third quarter.

        The gross profit margin increased to 51% in the first nine months of 1997 from 47% in the first nine months of 1996, primarily due to the inclusion of higher-margin revenues from the recently acquired liquid-handling business and the inclusion of higher-margin revenues from the Company's LIMS business, acquired effective March 29, 1996, for the full period in 1997. These increases were offset in part by the inclusion of lower-margin revenues from the recently acquired PCR business.

        Selling, general, and administrative expenses as a percentage of revenues increased to 31% in the first nine months of 1997 from 30% in the first nine months of 1996. The increase was primarily due to an increase in costs in the LIMS business as a result of the opening of four sales and service offices in the second quarter of 1997, offset in part by lower costs as a percentage of revenues at the recently acquired liquid-handling business. Research and development expenses increased to $8.5 million in the first nine months of 1997 from $5.0 million in the first nine months of 1996, primarily due to acquisitions.

       During the first nine months of 1996, the Company wrote off $3.5 million of acquired technology in connection with the acquisitions of the U.K.-based LIMS and biosensor businesses.

                                       12PAGE

                         THERMO BIOANALYSIS CORPORATION

        Interest income increased to $1.7 million in the first nine months of 1997 from $0.6 million in the first nine months of 1996, primarily due to interest income earned on invested proceeds from the Company's initial public offering of common stock in September and October 1996. Interest expense, related party, increased to $3.4 million in the first nine months of 1997 from $1.2 million in the first nine months of 1996, primarily due to interest expense on the $50.0 million debt payable to Thermo Instrument associated with the acquisition of the Biosystems Group of LSI and the inclusion of a full period of interest for the $50.0 million principal amount subordinated convertible note issued to Thermo Instrument in July 1996, offset in part by the effect of the repayment in July 1996 of a $30.0 million promissory note issued to Thermo Electron Corporation (Thermo Electron) in February 1996.

        The effective tax rate was 36% in the first nine months of 1997, compared with 40% in the first nine months of 1996, excluding the effect of the 1996 write-off of acquired technology associated with the acquisitions of the Company's U.K.-based LIMS and biosensor businesses, for which no tax benefit was recorded. These rates exceed the statutory federal income tax rate primarily due to the impact of state income taxes. The effective tax rate decreased in the first nine months of 1997, primarily due to income from certain newly acquired foreign businesses, which are subject to lower tax rates.

    Liquidity and Capital Resources

        Consolidated working capital was $47.6 million as of September 27, 1997, compared with $59.8 million as of December 28, 1996. Included in working capital are cash and cash equivalents of $25.3 million as of September 27, 1997, compared with $45.5 million as of December 28, 1996. During the first nine months of 1997, $8.2 million of cash was provided by operating activities. An increase in accounts receivable used $5.3 million in cash, primarily as a result of an increase in shipments near the end of the quarter. An increase in other current liabilities provided $4.7 million in cash, primarily due to an increase in commercial trade payables to other Thermo Instrument companies, which are expected to be repaid in the fourth quarter of 1997.

        Investing activities used $25.7 million in cash during the first nine months of 1997. In May 1997, the Company agreed to purchase the Biosystems Group of LSI from Thermo Instrument for approximately $102.5 million, which consists of: a) approximately $91.5 million for the net operating assets of the acquired businesses plus b) $11.0 million for an equivalent amount of cash held by the acquired businesses. Of the $102.5 million aggregate purchase price, the Company paid $35.6 million in cash to Thermo Instrument in June 1997, has debt to Thermo Instrument of $50.0 million, and will issue to Thermo Instrument 1,300,000 shares of Company common stock (valued at $16.9 million at the time of the May 1997 agreement to acquire Labsystems OY and Hybaid). In July 1997, the Company agreed to acquire Labsystems Japan for approximately $5.9 million in cash, which it expects to pay during the fourth quarter of 1997 (Note 2). The Company expended $2.2 million for purchases of property, plant, and

                                       13PAGE

                         THERMO BIOANALYSIS CORPORATION
    equipment, and expects to make additional capital expenditures of approximately $1.6 million during the remainder of 1997.

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










                                       14PAGE

                         THERMO BIOANALYSIS CORPORATION


    PART II - OTHER INFORMATION

    Item 2 - Changes in Securities and Use of Proceeds

    (d)  Use of Proceeds

        The Company sold 1,670,000 shares of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-08697), which was declared effective by the Securities and Exchange Commission on September 17, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, and Smith Barney Inc. The aggregate gross proceeds of the offering were $23,380,000. The Company's total expenses in connection with the offering were $2,598,000, of which $1,520,000 was for underwriting discounts and commissions and $1,078,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. The Company's net proceeds from the offering were $20,782,000. The Company used all of the net proceeds from the offering to pay a portion of the purchase price for the Biosystems Group of Life Sciences International to Thermo Instrument Systems Inc. in June 1997 (Note 2).

    Item 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

    (b)  Reports on Form 8-K

        On July 18, 1997, the Company filed an amendment on Form 8-K/A, pertaining to the acquisition by the Company of the Biosystems Group of the Life Sciences International subsidiary of Thermo Instrument Systems Inc., the purpose of which was to file the financial information required by Form 8-K concerning the acquisition.













                                       15PAGE

                         THERMO BIOANALYSIS CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of November 1997.

                                           THERMO BIOANALYSIS CORPORATION



                                           Paul F. Kelleher
                                           -------------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           -------------------------------
                                           John N. Hatsopoulos
                                           Vice President and Chief
                                             Financial Officer



















                                       16PAGE

                         THERMO BIOANALYSIS CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.