Form 10-K
period 1998-01-03
THERMO BIOANALYSIS CORP /DE
filed 1998-03-20
CIK 1013547

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  _____________________________________________
                                    FORM 10-K

    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended January 3, 1998

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
    (Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000
           Securities registered pursuant to Section 12(b) of the Act:

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

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $40,585,000.

    As of January 30, 1998, the Registrant had 9,774,718 shares of Common Stock outstanding (11,074,718 pro forma shares).
                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business
            --------

    (a) General Development of Business
        -------------------------------

        Thermo BioAnalysis Corporation (the Company or the Registrant) designs, manufactures, and markets life sciences instrumentation, consumables, and information management systems, for use in biochemical research and production, as well as in clinical diagnostics. The Company's life sciences instrumentation and consumables are based on proprietary immunoassay, optical biosensor, polymerase chain reaction
    (PCR), liquid-handling, mass spectrometry, DNA amplification, capillary electrophoresis (CE), and radiation measurement technologies. The Company's information management systems subsidiary designs, implements, and supports laboratory information management systems (LIMS) and chromatography data systems. The Company was incorporated in February 1995 as a wholly owned subsidiary of Thermo Instrument Systems Inc. Thermo Instrument is a majority-owned subsidiary of Thermo Electron Corporation.

        The Company's strategy is to develop and market a portfolio of instruments, consumables, and information management systems for biochemistry and other applications through the acquisition of complementary businesses and technologies and through research and development of innovative products. Since its incorporation in February 1995, the Company acquired the Dynex Technologies division of Dynatech Corporation in February 1996, acquired the Affinity Sensors and LabSystems divisions of Fisons from Thermo Instrument, effective March 29, 1996, and agreed to acquire the Labsystems OY, Hybaid, and Labsystems Japan divisions of Life Sciences International PLC (LSI) from Thermo Instrument, effective March 12, 1997. Dynex supplies automated systems, detection systems, and consumables to the immunoassay market. Affinity Sensors supplies optical biosensors used in life sciences research by the pharmaceutical and biotechnology industries, universities, and medical research institutes. LabSystems designs, implements, and supports LIMS and chromatography data systems used in research and development, quality assurance and control, and processing plants. Labsystems OY, based in Finland, manufactures microplate-based immunoassay instruments and liquid-handling equipment. Hybaid, based in the U.K., manufactures thermal cyclers and consumables for DNA amplification. Labsystems Japan distributes products manufactured by Labsystems OY, Hybaid, and other LSI companies.

        In September 1996, the Company conducted an initial public offering of 1,670,000 shares of its common stock at $14.00 per share for net proceeds of $20.8 million. As of January 3, 1998, Thermo Instrument owned 7,799,000 shares of the common stock of the Company, representing 70% of such stock outstanding. Such shares include the 1,300,000 shares issuable to Thermo Instrument in connection with the acquisition of the Labsystems OY and Hybaid divisions of LSI. Thermo Instrument develops, manufactures, markets, and services instruments and software used for identification and quantification of complex molecular compounds and elements in gases, liquids, and solids. Uses include pharmaceutical drug research and clinical diagnostics, monitoring and measuring environmental pollutants, industrial inspection, and test and control for quality assurance and

                                        2PAGE
    productivity improvement. In addition, Thermo Instrument develops, manufactures, markets, and services equipment for the measurement, preparation, storage, and automation of sample materials and photonics and vacuum components for original equipment manufacturers (OEMs). As of January 3, 1998, Thermo Electron owned 788,967 shares of the common stock of the Company, representing 7% of such stock outstanding. Of this amount, Thermo Electron purchased 729,200 shares in the open market during 1997*, for a total purchase price of $11.4 million. Thermo Electron provides analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides a range of services that include industrial outsourcing, particularly in environmental-liability management, laboratory analysis, and metallurgical processing; and conducts advanced-technology research and development.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments
        ---------------------------------------------

        The Company conducts business in one industry segment.

    (c) Description of Business
        -----------------------

        (i) Principal Products and Services
            -------------------------------

        The Company designs, manufactures, and markets instruments, consumables, and information management systems, for use in biochemical research and production, as well as in clinical diagnostics. The Company markets and distributes its products through a number of channels, including a direct sales force, independent sales representatives, distributors, and OEMs. The method of distribution is determined by product line, market size, and potential, as well as by local business convention, industry mix, and the availability of technically qualified representatives.

    * References to 1997, 1996, and 1995 herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.

                                        3PAGE

        The Company focuses on three principal product areas: life sciences instrumentation, consumables, and information management systems.

    Life Sciences Instrumentation

        The Company designs, manufactures, and markets a broad range of instruments based on proprietary immunoassay, optical biosensor, PCR, mass spectrometry, DNA amplification, CE, and radiation measurement technologies. The Company's products include automated systems, detection systems, and consumables for the immunoassay market; optical biosensors; MALDI-TOF mass spectrometers; thermal cyclers; and CE systems, components, and accessories.

        The Company sells its life sciences instrumentation principally through its direct sales force, OEMs, dealerships, and distributors throughout the world. The Company maintains direct sales offices in several European countries, Canada, Japan, and the United States. The Company also sells through manufacturers' representatives.

        Molecular Interaction. The Company designs, manufactures, sells, and supports products for immunoassay testing. Immunoassays are studies performed for the qualitative and quantitative analysis of the molecular interaction between biological and other molecules. Immunoassay products are used in medical and pharmaceutical research; clinical diagnostics including tests for pregnancy, hepatitis, and HIV; veterinary medicine; agricultural diagnostics; water quality testing; and food and beverage testing. In 1997, the Company introduced a multi-analyte biosensor, IAsys Auto+ Advantage, and a combination luminescence and fluorescence microplate, the Fluoroskan Ascent FL. The IAsys Auto+ offers improved sensitivity, and the availability of prewritten scripts provides researchers with a high degree of flexibility when designing experiments. The Fluoroskan offers on-board dispensers for kinetic analysis, precise temperature control, orbital shaking, and robotic integration capabilities.

        The Company has focused its sales efforts on the research and clinical diagnostic markets, including chemical and pharmaceutical manufacturers, healthcare and hospital facilities, universities, medical and pharmaceutical research laboratories, veterinary and agricultural research laboratories, and government institutions. The Company's products are used principally by large clinical and research laboratories and manufacturers, including pharmaceutical companies, where large-batch, high-volume testing methods are required.

        MALDI-TOF Mass Spectrometry. The Company currently offers three MALDI-TOF mass spectrometers, including an enhanced benchtop MALDI-TOF mass spectrometer that has significantly enhanced resolution, that was introduced in 1996. Mass spectrometry measures the molecular weight of a sample's components, thereby enabling identification and measurement of organic chemical compounds, inorganic elements, or both, contained in the sample.

        DNA Amplification. The Company designs, manufactures and markets PCR thermal cyclers, which amplify - or duplicate - deoxyribonucleic acid

                                        4PAGE

    (DNA). PCR is used by research laboratories to diagnose and treat genetically based diseases, and in connection with drug discovery efforts. The technology automates various research procedures. The Company also manufactures hybridization ovens, which enable the identification of a DNA sequence.

        Capillary Electrophoresis. Capillary electrophoresis (CE) is a purification and separation technique commercially introduced in 1989. CE systems separate molecules as they move through an extremely narrow tube, or capillary, that is charged with an electric field. The Company's line of CE systems includes a low-cost, manually controlled CE system and a fully automated CE system with multiple wavelength detectors. In 1996, the Company introduced its new generation CE system that has more than twice the sample capacity of competing products, thereby permitting users to decrease labor costs by allowing longer periods of unattended operation. The Company's CE systems offer high sensitivity, as well as advanced data handling, control, and automation features. The Company also offers a line of CE capillaries, buffers, and other consumables.

        The largest market for CE systems and related supplies are pharmaceutical companies. One of the principal applications for CE systems is the analysis and separation of biomolecules such as proteins, peptides, and nucleic acids, including DNA. Applications of DNA separation by CE include the identification of specific individuals through DNA "fingerprinting" and the diagnosis of diseases and specific genetic disorders such as leukemia, hepatitis, and sickle cell anemia.

        Health Physics Instrumentation. The Company produces a broad range of products that, for worker safety and regulatory compliance, detect and measure nuclear radiation in and around nuclear power plants and other facilities where radioactive materials are used.

        Life sciences instrumentation revenues were $83,926,000, $47,425,000, and $22,534,000 in 1997, 1996, and 1995, respectively.

    Consumables

        The Company designs, manufactures, and markets laboratory consumables. The Company manufactures hand-held pipettes, used in delivering and handling liquid samples, as well as tips which, combined with pipettes, allows the precise delivery of samples throughout various processes. The Company also manufactures Microtiter(R) plates that are used in a variety of clinical immunodiagnostic procedures. In 1997, the Company launched its Cliniplate(TM) 384-well microplate, a new generation product that will address the high throughput sampling (HTS) marketplace.

        The Company distributes its consumables through regional and national distributor sales channels in over 100 countries worldwide.

         Consumables revenues were $30,513,000 in 1997 and $8,006,000 in 1996.
                                        5PAGE

    Information Management Systems

        The Company offers laboratory information management systems (LIMS) and chromatography data systems (CDS) for use in laboratories and clinical testing facilities. The Company's information management systems are designed to facilitate the monitoring and analysis of samples throughout the laboratory or clinical lifecycle.

        The Company designs, develops, and supports LIMS and CDS, and is recognized as one of the world's leading LIMS suppliers. The Company also maintains an implementation support group that provides software customization and project management services for its customers. A substantial majority of the Company's customers are Fortune 500 companies in the process chemical, aerospace, pharmaceutical, environmental, oil and gas, petrochemical, automotive, food and beverage, agricultural, and medical products industries. The Company's products are used primarily for research and development, quality assurance and quality control, and processing facilities.

        The Company's CDS products are open system analytical tools that assist users in analyzing chromatographic data obtained via gas and liquid chromatography and CE.

        The Company's LIMS and CDS products serve a variety of geographic markets. The Company maintains direct sales and service offices, as well as a network of distributors, in Australia, China, Europe, and the United States.

        Information management systems revenues were $25,015,000 in 1997 and $16,217,000 from March 29, 1996 (the date Thermo Instrument acquired the LIMS business as part of its acquisition of LSI) through December 28, 1996.

        (ii) New Products
             ------------

        The Company's business includes the research and development of new products. (see "Principal Products and Services.")

        (iii) Raw Materials
              -------------

        Raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

        (iv) Patents, Licenses, and Trademarks
             ---------------------------------

        The Company's policy is to protect its intellectual property rights and to apply for patent protection when appropriate. The Company currently holds several issued United States patents expiring at various dates ranging from 2002 to 2011. The Company also has applications pending for additional United States patents and a number of foreign counterparts for its patents in various foreign countries. In addition,

                                        6PAGE
    the Company has registered, or other, trademarks. Patent protection provides the Company with competitive advantages with respect to certain systems. The Company believes, however, that technical know-how and trade secrets are more important to its business than patent protection.

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

        (v) Seasonal Influences
            -------------------

        There are no significant seasonal influences on the Company's sales of its products and services.

        (vi) Working Capital Requirements
             ----------------------------

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer
              -------------------------------

        No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

        (viii) Backlog
               -------

        The backlog of firm orders was $20.7 million and $13.6 million as of January 3, 1998, and December 28, 1996, respectively. The Company believes that substantially all of its 1997 backlog will be completed during 1998. Certain of these orders are cancellable by the customer upon payment of a cancellation charge.

        (ix) Government Contracts
             --------------------

        Less than 10% of the Company's total revenues in 1997 and 1996, and 24% of the Company's total revenues in 1995, were derived from contracts or subcontracts with the federal government, which are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiations or terminations.

        (x) Competition
            -----------

        The markets for the Company's products are highly competitive. In each of the markets it serves, the Company competes with a number of companies, many of which have greater engineering, manufacturing, and marketing resources than the Company.

                                        7PAGE

    Life Sciences Instrumentation

        Molecular Interaction. The Company competes in the immunoassay market primarily on the basis of technological innovation, performance (including throughput and sensitivity), flexibility, and price. In the detection-systems market, the Company competes primarily with Bio-Tek Instruments, Inc., and Molecular Devices Corporation. In the automated-systems market, the Company's main competitors include Biacore International Inc., BioChem Pharma Inc., Immunosystems, Inc., Hamilton Bonaduz AG, and Tecan AG.

        MALDI-TOF Mass Spectrometry. The Company competes in the MALDI-TOF mass spectrometry market primarily on the basis of the technical performance of its MALDI-TOF mass spectrometers, as well as on the need in the analytical biochemistry community for highly automated mass spectrometers. To a lesser degree, the Company also competes on the basis of price. Principal competitors in the mass spectrometry market include PerSeptive Biosystems, Inc., a subsidiary of Perkin Elmer Corporation (Perkin Elmer); Shimadzu Corporation; Hewlett-Packard Company (Hewlett-Packard); Bruker Instruments Inc.; and Micromass Ltd.

        DNA Amplification. The Company's thermal cyclers compete in the DNA amplification market primarily on the basis of performance, ease of use, and, to a lesser extent, price. Major competitors include Perkin Elmer and MJ Research Technology, a division of Protean.

        Capillary Electrophoresis. The Company competes in the market for CE systems primarily on the basis of technical performance and automation features, and, to a lesser extent, price. The Company's principal competitors in the CE market include Beckman Instruments, Inc. (Beckman), Bio-Rad Laboratories, Inc., and Hewlett-Packard.

    Consumables

        The Company competes in the consumables market primarily on the basis of price, performance, and ease of use. The Company's principal competitors in the consumables or plastics market include Nalge Nunc Inc., Corning-Costar Corporation, Rainin Interments, Greiner GmbH, and Eppendorf GmbH.

    Information Management Systems

        The Company competes in the high-end LIMS and CDS markets primarily on the basis of the functionality, flexibility, and technical sophistication of its systems, as well as on its ability to tailor its software packages to a customer's specific laboratory protocols, its ability to provide superior customer service and technical support, and price. Significant competitors in the LIMS and CDS markets include Perkin Elmer, Beckman, Hewlett-Packard, the Laboratory MicroSystems, Inc. subsidiary of Instron Corporation, and Waters Instruments, Inc.

                                        8PAGE

        (xi) Research and Development
             ------------------------

        During 1997, 1996, and 1995, the Company expended approximately $11,670,000, $7,298,000, $1,325,000, respectively, on internally sponsored research and development programs.

        (xii) Environmental Protection Regulations
              ------------------------------------

        The Company believes that compliance by the Company with federal, state, and local environmental regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees
               -------------------

        As of January 3, 1998, the Company had a total of 979 employees.

    (d) Financial Information about Exports by Domestic Operations and
        --------------------------------------------------------------
        About Foreign Operations
        ------------------------

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 8 to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

    (e) Executive Officers of the Registrant
        ------------------------------------

                                  Present Title (Year First Became Executive
        Name                 Age  Officer)
        -------------------  ---  ------------------------------------------
        Colin Maddix         52   Chief Executive Officer and President
                                    (1998)
        Donald W. Hanna      41   Vice President (1995)
        John N. Hatsopoulos  63   Chief Financial Officer and Senior Vice
                                    President (1995)
        Paul F. Kelleher     55   Chief Accounting Officer (1995)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermo Instrument and Thermo Electron. Mr. Maddix has been Chief Executive Officer, President, and a Director of the Company since March 1998. Since 1992, Mr. Maddix has been President and Chief Executive Officer of the Clinical Products Group of LSI, which includes Shandon Inc. and ALKO Diagnostics Corporation, and which supplies reagents, equipment, and consumables to histology-cytology and pathology laboratories worldwide. Mr. Hanna has been Vice President of the Company since its inception in February 1995, and has been President of the Company's Eberline subsidiary since 1994. Prior to joining the Company, Mr. Hanna was President of Thermo Instrument's National Nuclear Corporation subsidiary, a manufacturer of products for the nuclear power industry, from 1990 through 1994. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but

                                        9PAGE
    devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2. Properties
            ----------

        The Company owns approximately 70,000 square feet of manufacturing, sales, and administration space in New Mexico, and 2,000 square feet of office space in Stockholm, Sweden. The Company leases 67,000 square feet of manufacturing, sales, and administration space in Virginia, Massachusetts, and California, including 14,000 square feet subleased from ThermoQuest, under leases expiring through 2002. The Company leases 302,000 square feet of manufacturing, sales, and administration space in Finland, England, Russia, and other European countries, under leases expiring from 1999 through 2016. In addition, the Company leases 12,000 square feet of sales space in Japan and Hong Kong under leases expiring from 1998 through 1999. The Company believes that its facilities are in good condition and are suitable and adequate to meet current needs. With respect to leases expiring in the near future, in the event that the Company does not renew such leases, the Company believes that suitable alternative space is available for lease on acceptable terms.












                                       10PAGE

                                     PART II

    Item 3. Legal Proceedings
            -----------------

        Not applicable.

    Item 4. Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

         Not applicable.

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            -------------------------------------------------------------
            Matters
            -------

        Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 6. Selected Financial Data
            -----------------------

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data
            -------------------------------------------

        The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosures
            ---------------------

        Not applicable.


                                       11PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant
             --------------------------------------------------

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

    Item 11. Executive Compensation
             ----------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 12. Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 13. Certain Relationships and Related Transactions
             ----------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.






                                       12PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ----------------------------------------------------------------

       (a,d) Financial Statements and Schedules
             ----------------------------------

             (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

             (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             -------------------------------------------------------------
             Item 14
             -------

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

         (b) Reports on Form 8-K
             -------------------

             None.

         (c) Exhibits
             --------

             See Exhibit Index on the page immediately preceding exhibits.




                                       13PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 19, 1998              THERMO BIOANALYSIS CORPORATION


                                      By:Colin Maddix
                                         -----------------------------
                                         Colin Maddix
                                         President and Chief Executive
                                           Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 19, 1998.

    Signature                     Title
    ---------                     -----
    By: Colin Maddix              President, Chief Executive Officer,
        -----------------------
        Colin Maddix                    and Director

    By: John N. Hatsopoulos       Chief Financial Officer and Senior
        ------------------------
        John N. Hatsopoulos             Vice President

    By: Paul F. Kelleher          Chief Accounting Officer
        ------------------------
        Paul F. Kelleher

    By: Earl R. Lewis             Chairman of the Board and Director
        ------------------------
        Earl R. Lewis

    By: Elias P. Gyftopoulos      Director
        ------------------------
        Elias P. Gyftopoulos

    By: Barry S. Howe             Director
        ------------------------
        Barry S. Howe

    By: Jonathan W. Painter       Director
        ------------------------
        Jonathan W. Painter

    By: Arvin H. Smith            Director
        ------------------------
        Arvin H. Smith

    By: Arnold N. Weinberg        Director
        ------------------------
        Arnold N. Weinberg

                                       14PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------

    To the Shareholders and Board of Directors of Thermo BioAnalysis
    Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo BioAnalysis Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                Arthur Andersen LLP



    Boston, Massachusetts
    February 17, 1998









                                       15PAGE

  SCHEDULE II


                         THERMO BIOANALYSIS CORPORATION
                        Valuation and Qualifying Accounts
                                 (In thousands)


                    Balance             Provision
                         at               Charged  Accounts            Balance
                  Beginning   Accounts         to   Written             at End
  Description       of Year  Recovered    Expense       Off  Other(a)  of Year
  ----------------------------------------------------------------------------
  Allowance for
   Doubtful Accounts

  Year Ended
   January 3, 1998    $ 991      $   -      $ 528     $(232)   $3,798   $5,085

  Year Ended
   December 28, 1996  $ 154      $   9      $ 210     $(188)   $  806   $  991

  Year Ended
   December 30, 1995  $ 154      $   -      $   2     $  (2)   $    -   $  154

  (a) Allowances of businesses acquired during the year as described in Note 2 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and the effect of foreign currency translation.








                                       16PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
      2.1*      Purchase Agreement dated as of February 5, 1996, by and
                among the Company, Dynatech Corporation, and certain of their respective affiliates.

      2.2 Share Purchase Agreement dated as of May 6, 1997, between the Company and Thermo Instrument Systems Inc., with respect to Labsystems OY and Hybaid Limited (incorporated by reference herein from Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 [File No. 1-12179]).

      2.3 Share Purchase Agreement dated as of July 30, 1997, between the Company and Thermo Instrument Systems Inc., with respect to Labsystems Japan (incorporated by reference herein from Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 [File No. 1-12179]).

      3.1*      Certificate of Incorporation of the Company.

      3.2*      By-Laws of the Company.
      4*        Form of Common Stock Certificate.

     10.1* Corporate Services Agreement dated as of February 27, 1995, between Thermo Electron and the Company.

     10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (incorporated by reference herein from Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002]).

     10.3* Tax Allocation Agreement dated as of February 27, 1995, between Thermo Electron and the Company.

     10.4 Amended and Restated Master Repurchase Agreement dated as of December 28, 1996, between Thermo Electron and the Company (incorporated by reference herein from Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-12179]).

     10.5 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 2, 1997, between Thermo Electron and the Company (incorporated by reference herein from Exhibit 10.39 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-9786]).

                                       17PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.6       Amended and Restated Master Guarantee Reimbursement and Loan
                Agreement dated as of December 2, 1997, between Thermo
                Instrument and the Company.

     10.7*      Equity Incentive Plan of the Company.

                In addition to the stock-based compensation plans of the Company, the executive officers of the Company may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Instrument for services rendered to the Company or such affiliated corporations. The terms of such plans are substantially the same as those of the Company's Equity Incentive Plan.

     10.8*      Deferred Compensation Plan for Directors of the Company.
     10.9*      Directors' Stock Option Plan of the Company.

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

     10.14* Exclusive License Agreement dated as of February 27, 1995, between the Company and Thermo Separation Products Inc.

     10.15* Manufacturing Agreement dated as of February 27, 1995, between Thermo Separation Products Inc. and the Company.

     10.16* Note Purchase Agreement dated as of July 22, 1996, between Thermo Instrument and the Company.

     10.17* $50,000,000 Principal Amount 4.875% Convertible Subordinated Note due 2001 dated July 22, 1996.

     10.18* Asset and Share Purchase Agreement dated as of July 22, 1996, among SID Instruments Inc., HB Instruments Inc., the Company, and Thermo Instrument.

     10.19* Asset Purchase Agreement dated as of July 22, 1996, among Thermo LabSystems Limited, FI Instruments Inc., Thermo FAST U.K. Limited, the Company, and Thermo Instrument.

                                       18PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.20      Restated Stock Holding Assistance Plan and Form of
                Promissory Note (incorporated by reference herein from Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No.
                1-12179]).

     13 Annual Report to Shareholders for the year ended January 3, 1998 (only those portions incorporated herein by reference).

     21         Subsidiaries of the Registrant.

     27.1       Financial Data Schedule for the year ended January 3, 1998.

     27.2 Financial Data Schedule for the quarter ended March 29, 1997 (restated for the adoption of SFAS No. 128).

     27.3 Financial Data Schedule for the quarter ended September 27, 1997 (restated for the adoption of SFAS No. 128).


    Each exhibit above which is marked with an asterisk (*) is incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 [File No. 333-8697].