Form 10-Q
period 1998-04-04
THERMO BIOANALYSIS CORP /DE
filed 1998-05-19
CIK 1013547

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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


              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                     Outstanding at May 1, 1998
         ----------------------------        --------------------------
         Common Stock, $.01 par value           11,085,918 actual
                                                14,093,848 pro forma
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                         THERMO BIOANALYSIS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,     January 3,
    (In thousands)                                       1998           1998
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents (includes $13,012
        and $10,158 under repurchase agreement with
        affiliated company)                          $ 43,526       $ 39,704
      Accounts receivable, less allowances of
        $5,926 and $6,232                              45,146         47,210
      Inventories:
        Raw materials and supplies                     13,608         12,818
        Work in process                                 3,433          3,238
        Finished goods                                 22,241         22,579
      Prepaid income taxes                              8,475          8,484
      Prepaid expenses and other current assets         5,446          4,221
                                                     --------       --------
                                                      141,875        138,254
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            35,274         34,405
      Less: Accumulated depreciation and
            amortization                               13,114         11,438
                                                     --------       --------
                                                       22,160         22,967
                                                     --------       --------
    Other Assets                                        2,397          2,712
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies                                       158,434        158,506
                                                     --------       --------
                                                     $324,866       $322,439
                                                     ========       ========

                                        2PAGE

                         THERMO BIOANALYSIS CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      April 4,   January 3,
    (In thousands except share amounts)                   1998         1998
    -----------------------------------------------------------------------
    Current Liabilities:
      Borrowings under overdraft facility             $  3,190     $  2,465
      Accounts payable                                  12,618       12,596
      Accrued payroll and employee benefits              6,504        8,482
      Accrued income taxes                               5,550        6,097
      Accrued acquisition expenses (Note 2)              4,198        5,110
      Other accrued expenses                            13,651       13,482
      Deferred revenue                                   4,821        3,675
      Due to parent company and affiliated companies
        (Note 2)                                        38,371       35,846
                                                      --------     --------
                                                        88,903       87,753
                                                      --------     --------
    Deferred Income Taxes                                  139          139
                                                      --------     --------
    Long-term Obligations:
      Note payable to parent company                    50,000       50,000
      Subordinated convertible note, due to parent
        company                                         50,000       50,000
      Other                                                198          204
                                                      --------     --------
                                                       100,198      100,204
                                                      --------     --------
    Shareholders' Investment:
      Common stock, $.01 par value, 25,000,000
        shares authorized; 14,091,470 and 14,081,448
        shares issued                                      141          141
      Capital in excess of par value                   131,585      131,483
      Retained earnings (Note 2)                        11,788        9,633
      Treasury stock at cost, 392 shares in 1998            (7)           -
      Accumulated other comprehensive items (Note 3)    (7,881)      (6,914)
                                                      --------     --------
                                                       135,626      134,343
                                                      --------     --------
                                                      $324,866     $322,439
                                                      ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                         THERMO BIOANALYSIS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                     April 4,     March 29,
    (In thousands except per share amounts)              1998          1997
    -----------------------------------------------------------------------
    Revenues                                          $54,434       $26,801
                                                      -------       -------
    Costs and Operating Expenses:
      Cost of revenues                                 26,583        13,848
      Selling, general, and administrative expenses    17,899         7,985
      Research and development expenses                 3,923         2,352
                                                      -------       -------
                                                       48,405        24,185
                                                      -------       -------
    Operating Income                                    6,029         2,616

    Interest Income                                       998           725
    Interest Expense (includes $1,865 and $771 to
      related party)                                   (2,003)         (856)
                                                      -------       -------
    Income Before Provision for Income Taxes            5,024         2,485
    Provision for Income Taxes                          1,822           903
                                                      -------       -------
    Net Income                                        $ 3,202       $ 1,582
                                                      =======       =======
    Earnings per Share (Note 4):
      Basic                                           $   .23       $   .15
                                                      =======       =======
      Diluted                                         $   .21       $   .14
                                                      =======       =======
    Weighted Average Shares (Note 4):
      Basic                                            14,086        10,624
                                                      =======       =======
      Diluted                                          17,299        13,694
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Three Months Ended
                                                      ----------------------
                                                      April 4,     March 29,
    (In thousands)                                        1998          1997
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                      $  3,202      $  1,582
      Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities:
          Depreciation and amortization                  2,760         1,178
          Provision for losses on accounts
            receivable                                       5            10
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                        2,062         2,749
              Inventories                               (1,407)       (3,370)
              Other current assets                      (1,136)       (2,179)
              Accounts payable                              29           450
              Other current liabilities                 (9,614)        1,070
                                                      --------      --------
    Net cash provided by (used in) operating
      activities                                        (4,099)        1,490
                                                      --------      --------
    Investing Activities:
      Cash acquired through acquisitions                     -        23,995
      Adjustment to acquisition purchase price           9,075             -
      Purchases of property, plant, and equipment       (1,851)         (468)
      Other                                                220             -
                                                      --------      --------
    Net cash provided by investing activities            7,444        23,527
                                                      --------      --------

    Financing Activities:
      Net proceeds from issuance of Company common
        stock                                               95             -
      Repayment of long-term debt                            -          (240)
      Increase in bank overdraft facility                  725           219
                                                      --------      --------
    Net cash provided by (used in) financing
      activities                                      $    820      $    (21)
                                                      --------      --------

                                        5PAGE

                         THERMO BIOANALYSIS CORPORATION

                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                    April 4,       March 29,
    (In thousands)                                      1998            1997
    ------------------------------------------------------------------------
    Exchange Rate Effect on Cash                    $   (343)       $    732
                                                    --------        --------

    Increase in Cash and Cash Equivalents              3,822          25,728
    Cash and Cash Equivalents at Beginning of
      Period                                          39,704          45,476
                                                    --------        --------
    Cash and Cash Equivalents at End of Period      $ 43,526        $ 71,204
                                                    ========        ========

    Noncash Activities:
      Fair value of assets of acquired companies,
        including cash acquired of $23,995          $      -        $242,374
      Issuance of Company common stock for
        acquired companies                                 -         (83,533)
      Promissory note payable to parent company
       for acquired companies                              -         (50,000)
      Debt payable to parent company for acquired
        companies                                          -         (78,914)
      Adjustments to purchase price due from parent
        company for acquired companies                     -           9,075
                                                    --------        --------
      Liabilities assumed of acquired companies     $      -        $ 39,002
                                                    ========        ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        6PAGE

                         THERMO BIOANALYSIS CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo BioAnalysis Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, the results of operations for the three-month periods ended April 4, 1998, and March 29, 1997, and the cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        Historical financial results have been restated to include the Clinical Products Group of Life Sciences International (LSI), which was acquired in a transaction accounted for in a manner similar to a pooling of interests (Note 2). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Form S-1 filed with the Securities and Exchange Commission in May 1998.

    2.  Acquisitions

        In March 1997, Thermo Instrument Systems Inc. acquired approximately 95% of the outstanding shares of LSI, a London Stock Exchange-listed company. Subsequently, Thermo Instrument acquired the remaining shares of LSI capital stock. In May 1998, the Company agreed to acquire the Clinical Products Group of LSI, which is comprised of Shandon Inc. and its related businesses, including ALKO Diagnostic Corporation, from Thermo Instrument. The Clinical Products Group provides equipment and consumables for cytology, histology, and pathology applications. It also supplies consumables for blood gas and ion-selective electrolyte analyzers. The net purchase price for the Clinical Products Group is approximately $66.7 million, which represents the sum of the net book value of the businesses as of April 4, 1998, plus a percentage of Thermo Instrument's total cost in excess of net assets acquired associated with its acquisition of LSI, based on the 1996 revenues of the Clinical Products Group relative to LSI's 1996 consolidated revenues. The Company believes that this allocation methodology is reasonable and in accordance with the guidance provided by Staff Accounting Bulletin 55 (Topic 1:B).

         The net purchase price for the Clinical Products Group will be paid with 3,007,930 shares of Company common stock valued at $22.16 per share, representing the five-day average for the period preceding the date the parties reached agreement in principle on the material terms of the transaction. Issuance of the common stock to Thermo Instrument will occur immediately after the listing upon the American Stock Exchange of the 3,007,930 shares of Company common stock, which will require approval by the Company's shareholders. Because Thermo Instrument is the Company's majority shareholder and intends to vote its shares in favor of such

                                        7PAGE

                         THERMO BIOANALYSIS CORPORATION
    listing, the approval is assured. In addition to the shares of Company common stock to be issued to Thermo Instrument, the Company will assume approximately $37.9 million of existing indebtedness owed by the Clinical Products Group to Thermo Instrument, making the gross purchase price approximately $104.5 million. This amount includes approximately $12.0 million for an equivalent amount of cash acquired. The existing indebtedness owed to Thermo Instrument is due January 2, 1999, and bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        Because the Company and the Clinical Products Group of LSI were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements include the results of the Clinical Products Group of LSI from March 12, 1997, the date these businesses were acquired by Thermo Instrument, and the 3,007,930 shares issuable to Thermo Instrument have been deemed outstanding from that date and are therefore included in the computation of earnings per share. The purchase price for the Clinical Products Group of LSI included $4.5 million for the increase in net book value from the date the Clinical Products Group of LSI was acquired by Thermo Instrument (including $1.1 million for earnings during the first quarter of 1998). This amount was recorded as a deemed distribution from retained earnings, reflecting consideration to Thermo Instrument for the earnings of the Clinical Products Group from the date of the acquisition by Thermo Instrument.

        In connection with the acquisitions of the Clinical Products Group of LSI and the Labsystems OY and Hybaid divisions of LSI, the Company is in the process of restructuring the acquired businesses. This restructuring is expected to primarily include reductions in staffing levels and, to a lesser extent, costs for termination of certain joint venture arrangements. In accordance with the requirements of EITF 95-3, as part of the cost of the acquisition, the Company has established reserves of approximately $8,536,000, of which the Company expended $3,426,000 during 1997 and $912,000 in the first quarter of 1998, primarily for severance payments. Unresolved matters at April 4, 1998, included completing planned severances and termination of joint ventures. Finalization of the Company's plan for restructuring the acquired businesses occurred during the first quarter of 1998.

        Following a vote of the Company's shareholders in April 1998, the Company issued to Thermo Instrument 1,300,000 shares of its common stock to complete its 1997 acquisition of the Labsystems OY and Hybaid divisions of LSI.

                                        8PAGE

                         THERMO BIOANALYSIS CORPORATION

    3.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items" which represent foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 1998 and 1997, the Company had comprehensive income of $2,235,000 and $1,823,000, respectively.

    4.  Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

                                                        Three Months Ended
                                                       --------------------
                                                       April 4,   March 29,
    (In thousands except per share amounts)                1998        1997
    -----------------------------------------------------------------------
    Basic
    Net income                                          $ 3,202     $ 1,582
                                                        -------     -------
    Weighted average shares                              11,078      10,029
    Shares issuable for acquisition of Clinical
      Products Group of LSI (Note 2)                      3,008         595
                                                        -------     -------
    Weighted average shares, as adjusted                 14,086      10,624
                                                        -------     -------
    Basic earnings per share                            $   .23     $   .15
                                                        =======     =======
    Diluted
    Net income                                          $ 3,202     $ 1,582
    Effect of convertible debentures                        390         390
                                                        -------     -------
    Income available to common shareholders,
      as adjusted                                       $ 3,592     $ 1,972
                                                        -------     -------
    Basic weighted average shares                        14,086      10,624
    Effect of:
      Convertible debentures                              3,030       3,030
      Stock options                                         183          40
                                                        -------     -------
    Weighted average shares, as adjusted                 17,299      13,694
                                                        -------     -------
    Diluted earnings per share                          $   .21     $   .14
                                                        =======     =======

                                        9PAGE

                         THERMO BIOANALYSIS CORPORATION

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Risk Factors" included in the Company's Registration Statement on Form S-1 (Reg. No. 333-52445).

    Overview

        The Company has three principal product lines: biomolecular instruments and consumables, clinical laboratory equipment and supplies, and information management systems. The Company's biomolecular instruments and consumables are based on proprietary immunoassay, optical biosensor, polymerase chain reaction (PCR), MALDI-TOF mass spectometry (MALDI-TOF), DNA amplification and capillary electrophoresis (CE) technologies, and are used in pharmaceutical and biopharmaceutical research, as well as for clinical laboratory testing and diagnosis of patient samples. The Company's clinical laboratory business supplies a range of equipment and consumables with applications in cytology, histology, and pathology. The Company's information management systems business designs, implements, and supports laboratory information management systems (LIMS), and chromatography data systems (CDS) for use in laboratories, industrial applications, and clinical testing facilities.

         The Company was incorporated in February 1995 and on February 7, 1996, acquired the Dynex Technologies division of Dynatech Corporation. Since then, the Company has acquired from Thermo Instrument the LabSystems and Affinity Sensors divisions of Fisons, the Labsystems OY, Hybaid and Labsystems Japan divisions of LSI, and the Clinical Products Group of LSI. The Company's financial statements include the results of operations of the acquired divisions of Fisons and LSI from March 29, 1996 and March 12, 1997, respectively, the date these businesses were acquired by Thermo Instrument (Note 2).

         In July 1998, the Company will contribute the assets and liabilities of its health physics division to a joint venture the Company is forming with Thermo Instrument. The Company will receive a 49% equity interest in the joint venture, and will initially receive 67% of the profit and losses of the joint venture. The Company's health physics business had revenues of $13.4 million in 1997.

         A significant percentage of the Company's revenues are derived from sales of products and services outside the U.S., including certain Asian countries, through export sales and sales by the Company's foreign

                                       10PAGE

                         THERMO BIOANALYSIS CORPORATION
    operations. Asia is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's sales to Asia could be adversely affected by the unstable economic conditions there.

         The Company anticipates that a significant portion of its revenues will continue to be from sales to customers outside the U.S. As a result, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. The Company may use forward contracts to reduce its exposure to currency fluctuations.

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Revenues increased to $54.4 million in the first quarter of 1998 from $26.8 million in the first quarter of 1997. Revenues increased $28.0 million due to acquisitions (Note 2). In addition, an increase in revenues at Dynex was slightly more than offset by decreases in sales of LIMS and MALDI-TOF instruments. Revenues also decreased $0.2 million due to the strengthening of the U.S. dollar relative to foreign currencies in countries where the Company operates.

        The gross profit margin increased to 51% in the first quarter of 1998 from 48% in the first quarter of 1997, primarily due to the inclusion of a full period of higher-margin revenues from the Labsystems OY liquid-handling business, acquired effective March 12, 1997, as well as an increase in the gross profit margin at Dynex, primarily due to an increase in the sale of certain higher-margin products. These increases were offset in part by inclusion of a full period of lower-margin revenues from the clinical laboratory products business, acquired effective March 12, 1997.

        Selling, general, and administrative expenses as a percentage of revenues increased to 33% in the first quarter of 1998 from 30% in the first quarter of 1997, primarily due to the inclusion of the liquid handling and PCR businesses, which have higher costs as a percentage of revenues, for a full period in 1998, offset in part by the impact of the inclusion of the clinical laboratory products business, which has lower costs as a percentage of revenues, for a full period in 1998. Research and development expenses increased to $3.9 million in the first quarter of 1998 from $2.4 million in the first quarter of 1997, primarily due to the inclusion of a full period of expenses at acquired businesses. Research and development expenses as a percentage of revenues decreased to 7% in 1998 from 9% in 1997, primarily due to lower costs as a percentage of revenues at acquired businesses.

        Interest income increased to $1.0 million in the first quarter of 1998 from $0.7 million in the first quarter of 1997, primarily due to interest income received from Thermo Instrument on a $9.1 million adjustment to the aggregate purchase price for the acquisitions of the

                                       11PAGE

                         THERMO BIOANALYSIS CORPORATION

    ---------------------------------------------------

    Labsystems OY, Hybaid, and Labsystems Japan divisions of LSI, offset in part by the effect of lower average invested balances in 1998. Interest expense increased to $2.0 million in the first quarter of 1998 from $0.9 million in the first quarter of 1997, primarily due to interest expense on the debt to Thermo Instrument associated with the Company's acquisitions.

         The effective tax rate was 36% in both periods, and exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies, offset in part by the impact of relatively low tax rates in certain countries in which the Company operates.

    Liquidity and Capital Resources

        Consolidated working capital was $53.0 million as of April 4, 1998, compared with $50.5 million as of January 3, 1998. Included in working capital are cash and cash equivalents of $43.5 million as of April 4, 1998, compared with $39.7 million as of January 3, 1998. Of the Company's total cash and cash equivalents at April 4, 1998, $13.0 million was invested in a repurchase agreement with Thermo Electron Corporation. During the first quarter of 1998, operating activities used $4.1 million of cash. A decrease in other current liabilities used $9.6 million in cash, primarily due to the repayment of certain trade and other operating balances payable to other Thermo Instrument companies.

        The Company's investing activities provided $7.4 million in cash in the first quarter of 1998. The Company made expenditures of $1.9 million for purchases of property, plant, and equipment, and expects to make capital expenditures of approximately $4.9 million during the remainder of 1998. During the first quarter of 1998, the Company received purchase price adjustments aggregating $9.1 million from Thermo Instrument, related to the acquisitions of the Labsystems OY, Hybaid, and Labsystems Japan divisions of LSI.

        In May 1998, the Company agreed to acquire the Clinical Products Group of LSI from Thermo Instrument (Note 2). The net purchase price of $66.7 million will be paid with 3,007,930 shares of Company common stock. In addition, the Company has assumed approximately $37.9 million of existing indebtedness owed by the Clinical Products Group of LSI to Thermo Instrument, making the gross purchase price approximately $104.5 million. This amount includes approximately $12.0 million for an equivalent amount of cash acquired. The existing indebtedness owed to Thermo Instrument is due January 2, 1999, and bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

         The Company has undertaken a restructuring of certain acquired businesses (Note 2). Amounts accrued for such activities total $4.2 million at April 4, 1998. The payments will primarily occur during the remainder of 1998. The Company expects that such expenditures will not change materially from amounts accrued at April 4, 1998.

                                       12PAGE

                         THERMO BIOANALYSIS CORPORATION

        The Company's financing activities provided $0.8 million of cash during the first quarter of 1998. A net increase in the Company's bank overdraft facility provided $0.7 million.

        The Company has signed one agreement and two non-binding letters of intent relating to the purchase of three businesses for aggregate consideration of approximately $16.1 million in cash. These proposed acquisitions are subject to certain conditions, including, in the case of the agreement, stockholder approval by the potential acquiree, and in the case of the non-binding letters of intent, completion of due diligence and negotiation of definitive agreements. There can be no assurance that these acquisitions will be completed.

        In May 1998, the Company filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission for a public offering of 4,500,000 shares of common stock. In addition, the underwriters are expected to be granted a 30-day over-allotment option to purchase up to an additional 675,000 shares of common stock. There can be no assurance that such offering will be completed.

        Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. The Company expects that it will finance these acquisitions through a combination of internal funds, additional debt or equity financing and/or short-term borrowings from Thermo Instrument or Thermo Electron, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. If the offering of common stock described above is completed, the Company expects to repay its $37.9 million debt payable to Thermo Instrument with a portion of such net proceeds. The Company also has a $50.0 million promissory note payable to Thermo Instrument due in July 1999, which it expects to repay through a combination of internal funds and additional debt or equity financing, possibly to include a portion of the net proceeds from the sale of the shares of common stock described above. Thermo Instrument, however, has stated its intention to require repayment of such indebtedness only to the extent that the Company's resources permit. Accordingly, the Company believes that its existing cash and cash equivalents are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

    PART II - OTHER INFORMATION
    ---------------------------

    Item 4 - Submission of Matters to a Vote of Security Holders
    ------------------------------------------------------------

        On April 2, 1998, at a Special Meeting of Stockholders, the Company's stockholders approved the listing of 1,300,000 shares of the Company's common stock on the American Stock Exchange, in connection with the Company's 1997 acquisition of the Labsystems OY and Hybaid divisions of LSI. Of the total votes, 8,325,521 shares were voted in favor of the proposal, 2,516 shares were voted against the proposal, and 1,200 shares abstained. No broker nonvotes were recorded.

                                       13PAGE

                         THERMO BIOANALYSIS CORPORATION

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.














                                       14PAGE

                         THERMO BIOANALYSIS CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 19th day of May 1998.

                                        THERMO BIOANALYSIS CORPORATION



                                        Paul F. Kelleher
                                        ------------------------------
                                        Paul F. Kelleher
                                        Chief Accounting Officer



                                        John N. Hatsopoulos
                                        ------------------------------
                                        John N. Hatsopoulos
                                        Chief Financial Officer and
                                          Senior Vice President










                                       15PAGE

                         THERMO BIOANALYSIS CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      2.4 Share Purchase Agreement dated as of May 11, 1998, between the Company and Thermo Instrument Systems Inc. (incorporated by reference herein from Exhibit 2.4 to the Company's Registration Statement on Form S-1 [Reg. No. 333-52445]).

      2.5 Share Purchase Agreement dated as of May 11, 1998, between the Company and ThermoQuest Corporation (incorporated by reference herein from Exhibit 2.5 to the Company's Registration Statement on Form S-1 [Reg. No. 333-52445]).

    10.21 $50,000,000 Principal Amount Promissory Note, due 1999, dated April 30, 1998 (incorporated by reference herein from Exhibit 10.21 to the Company's Registration Statement on Form S-1 [Reg. No. 333-52445]).

       27        Financial Data Schedule.