Form 10-Q
period 1998-07-04
THERMO BIOANALYSIS CORP /DE
filed 1998-08-14
CIK 1013547

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                 -------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                    Outstanding at July 31, 1998
     ----------------------------       ----------------------------
     Common Stock, $.01 par value           15,086,418 Actual
                                            18,094,348 Pro forma

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                         THERMO BIOANALYSIS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      July 4,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $86,629
    and $10,158 under repurchase agreement with
    affiliated company)                              $105,622     $ 39,704
  Accounts receivable, less allowances of
    $6,110 and $6,232                                  44,604       47,210
  Inventories:
    Raw materials and supplies                         13,443       12,818
    Work in process                                     3,840        3,238
    Finished goods                                     24,206       22,579
  Prepaid income taxes                                  8,587        8,484
  Prepaid expenses and other current assets             5,480        4,221
                                                     --------     --------

                                                      205,782      138,254
                                                     --------     --------

Property, Plant, and Equipment, at Cost                37,250       34,405
  Less: Accumulated depreciation and
        amortization                                   14,609       11,438
                                                     --------     --------

                                                       22,641       22,967
                                                     --------     --------

Other Assets                                            3,450        2,712
                                                     --------     --------

Cost in Excess of Net Assets of Acquired
  Companies (Note 2)                                  160,456      158,506
                                                     --------     --------

                                                     $392,329     $322,439
                                                     ========     ========

                         THERMO BIOANALYSIS CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment

                                                      July 4,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Borrowings under overdraft facility                $  4,202     $  2,465
  Accounts payable                                     10,615       12,596
  Accrued payroll and employee benefits                 5,864        8,482
  Accrued income taxes                                  5,207        6,097
  Accrued acquisition expenses (Note 2)                 3,816        5,110
  Other accrued expenses                               13,206       13,482
  Deferred revenue                                      5,204        3,675
  Due to parent company and affiliated companies
    (Note 2)                                           34,078       35,846
                                                     --------     --------

                                                       82,192       87,753
                                                     --------     --------

Deferred Income Taxes                                     139          139
                                                     --------     --------

Long-term Obligations:
  Note payable to parent company                       50,000       50,000
  Subordinated convertible note, due to parent
    company                                            50,000       50,000
  Other                                                   202          204
                                                     --------     --------

                                                      100,202      100,204
                                                     --------     --------
Shareholders' Investment (Notes 2 and 5):
  Common stock, $.01 par value, 25,000,000
    shares authorized; 18,094,370 and 14,081,448
    pro forma shares issued                               181          141
  Capital in excess of par value                      200,599      131,483
  Retained earnings                                    15,595        9,633
  Treasury stock at cost, 522 shares in 1998              (10)           -
  Accumulated other comprehensive items (Note 3)       (6,569)      (6,914)
                                                     --------     --------

                                                      209,796      134,343
                                                     --------     --------

                                                     $392,329     $322,439
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO BIOANALYSIS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues (includes $2,128 and $10,251 from
  affiliated companies)                                 $55,345    $58,790
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues (includes $1,365 and $6,920
    for revenues from affiliated companies)              25,829     30,660
  Selling, general, and administrative expenses          18,393     17,098
  Research and development expenses                       3,689      4,180
                                                        -------    -------

                                                         47,911     51,938
                                                        -------    -------

Operating Income                                          7,434      6,852

Interest Income                                             681        793
Interest Expense (includes $1,837 and $2,540 to
  related party)                                         (1,975)    (2,634)
                                                        -------    -------

Income Before Provision for Income Taxes                  6,140      5,011
Provision for Income Taxes                                2,333      1,824
                                                        -------    -------

Net Income                                              $ 3,807    $ 3,187
                                                        =======    =======

Earnings per Share (Note 4):
  Basic                                                 $   .26    $   .23
                                                        =======    =======
  Diluted                                               $   .23    $   .21
                                                        =======    =======

Weighted Average Shares (Note 4):
  Basic                                                  14,797     14,080
                                                        =======    =======
  Diluted                                                18,049     17,244
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO BIOANALYSIS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Six Months Ended
                                                      --------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues (includes $2,826 and $11,213 from
  affiliated companies)                               $109,779    $ 85,591
                                                      --------    --------

Costs and Operating Expenses:
  Cost of revenues (includes $1,791 and $7,299
    for revenues from affiliated companies)             52,412      44,508
  Selling, general, and administrative expenses         36,292      25,083
  Research and development expenses                      7,612       6,532
                                                      --------    --------

                                                        96,316      76,123
                                                      --------    --------

Operating Income                                        13,463       9,468

Interest Income                                          1,679       1,518
Interest Expense (includes $3,702 and $3,311 to
  related party)                                        (3,978)     (3,490)
                                                      --------    --------

Income Before Provision for Income Taxes                11,164       7,496
Provision for Income Taxes                               4,155       2,727
                                                      --------    --------

Net Income                                            $  7,009    $  4,769
                                                      ========    ========

Earnings per Share (Note 4):
  Basic                                               $    .49    $    .39
                                                      ========    ========
  Diluted                                             $    .44    $    .36
                                                      ========    ========

Weighted Average Shares (Note 4):
  Basic                                                 14,442      12,352
                                                      ========    ========
  Diluted                                               17,674      15,439
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                       Six Months Ended
                                                     ---------------------
                                                      July 4,     June 28,
(In thousands)                                           1998         1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                         $  7,009     $  4,769
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     5,453        3,734
      Provision for losses on accounts
        receivable                                        200          234
      Other                                                 -          (50)
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                           3,444       (6,515)
          Inventories                                  (4,335)       1,963
          Other current assets                         (1,109)        (366)
          Accounts payable                             (2,716)      (1,417)
           Due to parent company and affiliated
            companies                                  (5,801)         867
          Other current liabilities                      (555)        (832)
                                                     --------     --------

Net cash provided by operating activities               1,590        2,387
                                                     --------     --------

Investing Activities:
  Acquisitions, net of cash acquired (Note 2)          (6,602)     (11,588)
  Adjustment to acquisition purchase price              9,459          205
  Purchases of property, plant, and equipment          (3,214)      (1,305)
  Other                                                   234          531
                                                     --------     --------

Net cash used in investing activities                    (123)     (12,157)
                                                     --------     --------

Financing Activities:
  Net proceeds from issuance of Company common
    stock (Note 5)                                     69,146            6
  Repayment of indebtedness to parent company          (6,342)           -
  Increase in bank overdraft facility                   1,737          725
                                                     --------     --------

Net cash provided by financing activities            $ 64,541     $    731
                                                     --------     --------

                         THERMO BIOANALYSIS CORPORATION

                                   (Unaudited)

                                                        Six Months Ended
                                                      --------------------
                                                        July 4,   June 28,
(In thousands)                                             1998       1997
--------------------------------------------------------------------------

Exchange Rate Effect on Cash                          $    (90)   $ (2,362)
                                                      --------    --------

Increase (Decrease) in Cash and Cash Equivalents        65,918     (11,401)
Cash and Cash Equivalents at Beginning of
  Period                                                39,704      45,476
                                                      --------    --------

Cash and Cash Equivalents at End of Period            $105,622    $ 34,075
                                                      ========    ========

Noncash Activities (Note 2):
  Fair value of assets of acquired companies,
    including cash acquired of $13 in 1998 and
    $23,995 in 1997                                   $  7,790    $242,374
  Issuance of Company common stock for
    acquired companies                                       -     (83,533)
  Promissory note payable to parent company for
    acquired companies                                       -     (50,000)
  Debt payable to parent company for acquired
    companies                                                -     (43,331)
  Cash paid for acquired companies                      (6,615)    (35,583)
  Adjustments to purchase price due from parent
    company for acquired companies                           -       9,075
                                                      --------    --------

    Liabilities assumed of acquired companies         $  1,175    $ 39,002
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO BIOANALYSIS CORPORATION

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo BioAnalysis Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

    Historical financial results have been restated to include the Clinical Products Group of Life Sciences International (LSI), which was acquired in a transaction accounted for in a manner similar to a pooling of interests (Note
2). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (Reg. No. 333-52445) filed with the Securities and Exchange Commission in June 1998.

2.   Acquisitions

    In May 1998, the Company acquired all of the outstanding stock of Data Medical Associates, Inc. (DMA), which develops, manufactures, and distributes chemistry reagents and related accessories, for $5.2 million in cash and the repayment of $0.5 million of debt, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustment will be material. In addition, in June 1998, the Company completed one other acquisition for $0.9 million in cash.

    These acquisitions have been accounted for using the purchase method of accounting, and their results of operations have been included in the accompanying financial statements from the respective dates of acquisition. The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $4.5 million, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates. Pro forma data is not presented as these acquisitions were not material to the Company's results of operations.

    In March 1997, Thermo Instrument Systems Inc. acquired LSI. In May
1998, the Company agreed to acquire the Clinical Products Group of LSI, which is comprised of Shandon Inc. and its related businesses, including
ALKO Diagnostic Corporation, from Thermo Instrument. The Clinical Products Group provides equipment and consumables for cytology, histology, and pathology applications. It also supplies consumables for blood gas and ion-selective electrolyte analyzers. The net purchase price for the Clinical Products Group is $66.7 million, which represents the sum of the net book value of the businesses as of April 4, 1998, plus a percentage of Thermo Instrument's total cost in excess of net assets acquired associated with its acquisition of LSI, based on the 1996 revenues of the Clinical Products Group relative to LSI's 1996 consolidated revenues. The Company believes that this allocation methodology is reasonable and in accordance with the guidance provided by Staff Accounting Bulletin 55 (Topic 1:B).

      The net purchase price for the Clinical Products Group will be paid with 3,007,930 shares of Company common stock valued at $22.16 per share, representing the five-day average for the period preceding the date the parties reached agreement in principle on the material terms of the transaction. Issuance of the common stock to Thermo Instrument will occur immediately after the listing upon the American Stock Exchange of the 3,007,930 shares of Company common stock, which will require approval by the Company's shareholders. Because Thermo Instrument is the Company's majority shareholder and intends to vote its shares in favor of such listing, the approval is assured. In addition to the shares of Company common stock to be issued to Thermo Instrument, the Company assumed $37.9 million of existing indebtedness owed by the Clinical Products Group to Thermo Instrument, making the gross purchase price $104.5 million. This amount includes $12.0 million for an equivalent amount of cash acquired. The existing indebtedness owed to Thermo Instrument is due January 2, 1999, and bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. The Company expects to have repaid this indebtedness prior to its maturity.

    Because the Company and the Clinical Products Group were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements include the results of the Clinical Products Group from March 12, 1997, the date these businesses were acquired by Thermo Instrument, and the 3,007,930 shares issuable to Thermo Instrument have been deemed outstanding from that date and are therefore included in the computation of earnings per share. The purchase price for the Clinical Products Group included $4.5 million for the increase in net book value from the date the Clinical Products Group was acquired by Thermo Instrument (including $1.0 million for earnings during the first quarter of 1998). This amount was recorded as a deemed distribution from retained earnings, reflecting consideration to Thermo Instrument for the earnings of the Clinical Products Group from the date of the acquisition by Thermo Instrument.

    In connection with the acquisitions of the Clinical Products Group of LSI and the Labsystems OY and Hybaid divisions of LSI, the Company is in the process of restructuring the acquired businesses. This restructuring is expected to primarily include reductions in staffing levels and, to a lesser extent, costs for the termination of certain joint venture arrangements. In accordance with the requirements of EITF 95-3, as part of the cost of the acquisition, the Company has established reserves of approximately $8,536,000, of which the Company expended $3,426,000 during 1997 and $1,480,000 in the first six months of 1998, primarily for severance payments. Finalization of the Company's plan for restructuring the acquired businesses occurred during the first quarter of 1998. Unresolved matters at July 4, 1998, included completing termination of joint ventures and planned severances. As of July 4, 1998, the Company had accrued $3,816,000 of restructuring costs for all of its acquisitions, including those described above.

    Following a vote of the Company's shareholders in April 1998, the Company issued to Thermo Instrument 1,300,000 shares of its common stock in connection with its 1997 acquisition of the Labsystems OY and Hybaid divisions of LSI.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 1998 and 1997, the Company had comprehensive income of $5,119,000 and $496,000, respectively. During the first six months of 1998 and 1997, the Company had comprehensive income of $7,354,000 and $2,319,000, respectively.

4.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                 Three Months Ended        Six Months Ended
                                 -------------------      ------------------
(In thousands except             July 4,    June 28,      July 4,   June 28,
per share amounts)                  1998        1997         1998       1997
----------------------------------------------------------------------------
Basic
Net income                       $ 3,807     $ 3,187      $ 7,009   $ 4,769
                                 -------     -------      -------   -------

Weighted average shares           11,789      11,072       11,434    10,551
Shares issuable for
  acquisition of Clinical
  Products Group of LSI
  (Note 2)                         3,008       3,008        3,008     1,801
                                 -------     -------      -------   -------

Pro forma weighted average
  shares, as adjusted             14,797      14,080       14,442    12,352
                                 -------     -------      -------   -------

Basic earnings per share         $   .26     $   .23      $   .49   $   .39
                                 =======     =======      =======   =======

Diluted
Net income                       $ 3,807     $ 3,187      $ 7,009   $ 4,769
Effect of convertible
  debentures                         390         390          780       780
                                 -------     -------      -------   -------

Income available to common
  shareholders, as adjusted      $ 4,197     $ 3,577      $ 7,789   $ 5,549
                                 -------     -------      -------   -------

Basic weighted average shares     14,797      14,080       14,442    12,352
Effect of:
  Convertible debentures           3,030       3,030        3,030     3,030
  Stock options                      222         134          202        57
                                 -------     -------      -------   -------

Pro forma weighted average
  shares, as adjusted             18,049      17,244       17,674    15,439
                                 -------     -------      -------   -------

Diluted earnings per share       $   .23     $   .21      $   .44   $   .36
                                 =======     =======      =======   =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 75,000 of such options outstanding, with an exercise price of $21.93 per share.

5.  Sale of Common Stock

    In June 1998, the Company sold 4,000,000 shares of its common stock in a public offering at $18.125 per share, for net proceeds of $69,028,000. Of this amount, 1,000,000 shares were purchased by Thermo Electron Corporation.

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

Overview

    The Company has three principal product lines: biomolecular instruments and consumables, clinical laboratory equipment and supplies, and information management systems. The Company's biomolecular instruments and consumables are based on proprietary immunoassay, optical biosensor, polymerase chain reaction
(PCR), MALDI-TOF mass spectometry (MALDI-TOF), DNA amplification, and capillary electrophoresis (CE) technologies, and are used in pharmaceutical and biopharmaceutical research, as well as for clinical laboratory testing and diagnosis of patient samples. The Company's clinical laboratory products business supplies a range of equipment and consumables with applications in cytology, histology, and pathology. The Company's information management systems business designs, implements, and supports laboratory information management systems (LIMS), and chromatography data systems (CDS) for use in laboratories, industrial applications, and clinical testing facilities.

    The Company was incorporated in February 1995 and on February 7, 1996, acquired the Dynex Technologies division of Dynatech Corporation. Since then, the Company has acquired from Thermo Instrument the LabSystems and Affinity Sensors divisions of Fisons, the Labsystems OY, Hybaid and Labsystems Japan divisions of LSI, and the Clinical Products Group of LSI. The Company's financial statements include the results of operations of the acquired divisions of Fisons and LSI from March 29, 1996 and March 12, 1997, respectively, the date these businesses were acquired by Thermo Instrument.

    As of July 5, 1998, the Company will contribute the assets and liabilities of its health physics division to a joint venture the Company formed with Thermo Instrument. The Company will receive a 49% equity interest in the joint venture, and will initially receive 67% of the profit and losses of the joint venture. The Company's health physics business had revenues of $13.4 million in 1997.

    A significant percentage of the Company's revenues are derived from sales of products and services outside the U.S., including certain Asian countries, through export sales and sales by the Company's foreign operations. Asia is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's sales to Asia have been adversely affected by the unstable economic conditions there.

    The Company anticipates that a significant portion of its revenues will continue to be from sales to customers outside the U.S. As a result, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. The Company may use forward contracts to reduce its exposure to currency fluctuations.

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

    Revenues decreased to $55.3 million in the second quarter of 1998 from $58.8 million in the second quarter of 1997. Revenues decreased due to a change in the Company's distribution relationship with certain affiliated companies that switched to direct sales, and due to lower sales of the Company's DIAS(TM) immunoassay system, as a result of increased competition. These decreases were offset in part by an increase in sales of LIMS, due to continued market acceptance of products introduced in late 1997, and the inclusion of $0.5 million of revenues from acquisitions (Note 2). Revenues decreased $1.2 million due to the strengthening of the U.S. dollar relative to foreign currencies in countries where the Company operates. In addition, a decrease of $3.3 million in sales to Asia related to the economic crisis there was offset in part by an increase in sales in North America and Europe.

    The gross profit margin increased to 53% in the second quarter of 1998 from 48% in the second quarter of 1997, primarily due to an increase in the gross profit margin at the liquid-handling and PCR businesses as a result of the introduction of certain higher-margin products and manufacturing efficiencies. The gross profit margin also increased due to an increase in revenues from the LIMS business, which has a relatively high gross profit margin.

    Selling, general, and administrative expenses as a percentage of revenues increased to 33% in the second quarter of 1998 from 29% in the second quarter of 1997, primarily due to increased costs at the liquid-handling and PCR businesses, related to the opening of four direct sales and service offices in 1998. Research and development expenses decreased to $3.7 million in the second quarter of 1998 from $4.2 million in the second quarter of 1997, primarily due to reduced spending at the PCR business as a result of the completed development of certain new products in the fourth quarter of 1997 and first quarter of 1998.

    Interest income decreased to $0.7 million in the second quarter of 1998 from $0.8 million in the second quarter of 1997, primarily due to lower average invested balances, prior to the Company's June 1998 public offering of common stock (Note 5). Interest expense decreased to $2.0 million in the second quarter of 1998 from $2.6 million in the second quarter of 1997, primarily due to the June 1997 repayment of a $35.6 million debt payable to Thermo Instrument related to the acquisition of the Labsystems OY and Hybaid divisions of LSI.

    The effective tax rate was 38% in the second quarter of 1998 compared with 36% in the second quarter of 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies, offset in part by the impact of relatively low tax rates in certain countries in which the Company operates. The effective tax rate increased in 1998 due to a greater percentage of the Company's income being generated in countries with higher tax rates than in 1997.

     The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

     The Company is presently assessing the effect that the year 2000 issue may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to its previously sold products and products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Six Months 1998 Compared With First Six Months 1997

    Revenues increased to $109.8 million in the first six months of 1998 from $85.6 million in the first six months of 1997, primarily due to the reasons discussed in the results of operations for the second quarter, including an increase of $28.5 million due to acquisitions (Note 2) and a decrease of $1.4 million due to the strengthening of the U.S. dollar relative to foreign currencies in countries where the Company operates.

    The gross profit margin increased to 52% in the first six months of 1998 from 48% in the first six months of 1997. The gross profit margin increased due to the inclusion of a full period of revenues from businesses acquired March 12, 1997 as a result of the impact of higher-margin revenues from the liquid-handling and PCR businesses, offset in part by lower-margin revenues from the clinical laboratory products business. In addition, the gross profit margin increased due to the introduction of certain higher-margin products and manufacturing efficiencies at the liquid-handling and PCR businesses, an increase in the sale of certain higher-margin products at Dynex, and an increase in revenues from the LIMS business, which has a relatively high gross profit margin.

    Selling, general, and administrative expenses as a percentage of revenues increased to 33% in the first six months of 1998 from 29% in the first six months of 1997. The increase relates primarily to the inclusion of a full period of operations at businesses acquired March 12, 1997 as a result of the impact of higher costs at the liquid-handling and PCR businesses, offset in part by lower costs at the clinical laboratory products business. In addition, selling, general, and administrative expenses as a percentage of revenues increased due to the opening in 1998 of four direct sales and service offices for the liquid-handling and PCR businesses. Research and development expenses increased to $7.6 million in the first six months of 1998 from $6.5 million in the first six months of 1997, primarily due to the inclusion of a full period of expenses at acquired businesses, offset in part by reduced spending at the PCR business in the second quarter of 1998, due to the reason described in the results of operations for the second quarter.

    Interest income increased to $1.7 million in the first six months of 1998 from $1.5 million in the first six months of 1997, primarily due to interest income received from Thermo Instrument on a $9.1 million adjustment to the aggregate purchase price for the acquisitions of the Labsystems OY, Hybaid, and Labsystems Japan divisions of LSI, offset in part by the effect of lower average invested balances in 1998, prior to the Company's June 1998 public offering of common stock (Note 5). Interest expense increased to $4.0 million in the first six months of 1998 from $3.5 million in the first six months of 1997, primarily due to the inclusion of a full period of interest expense on the Company's $50.0 million promissory note payable to Thermo Instrument, offset in part by the June 1997 repayment of the $35.6 million debt to Thermo Instrument related to the acquisition of the Labsystems OY and Hybaid divisions of LSI.

    The effective tax rate was 37% in the first six months of 1998, compared with 36% in the first six months of 1997, and exceeded the statutory federal income tax rate primarily due to the reasons described in the results of operations for the second quarter. The effective tax rate increased in 1998 due to a greater percentage of the Company's income being generated in countries with higher tax rates than in 1997.

Liquidity and Capital Resources

    Consolidated working capital was $123.6 million at July 4, 1998, compared with $50.5 million at January 3, 1998. Included in working capital are cash and cash equivalents of $105.6 million at July 4, 1998, compared with $39.7 million at January 3, 1998. Of the Company's total cash and cash equivalents at July 4, 1998, $86.6 million was invested in a repurchase agreement with Thermo Electron Corporation. During the first six months of 1998, operating activities provided $1.6 million of cash. An increase in inventories used $4.3 million in cash, primarily related to an increase in finished goods inventories at the Company's clinical laboratory products business due in part to a decrease in sales in Asia. A decrease in due to parent company and affiliated companies used $5.8 million of cash, primarily due to the timing of repayments of certain trade and other operating balances payable to other Thermo Instrument companies.

    The Company's investing activities used $0.1 million in cash during the first six months of 1998. The Company made expenditures of $3.2 million for purchases of property, plant, and equipment, and expects to make capital expenditures of approximately $4.0 million during the remainder of 1998. During the first six months of 1998, the Company completed acquisitions for aggregate consideration of $6.6 million of cash, net of cash acquired, and received acquisition purchase price adjustments aggregating $9.5 million, including $9.1 million from Thermo Instrument related to the 1997 acquisitions of the Labsystems OY, Hybaid, and Labsystems Japan divisions of LSI. In addition, in May 1998, the Company agreed to acquire the Clinical Products Group of LSI from Thermo Instrument (Note 2).

    The Company has undertaken a restructuring of certain acquired businesses (Note 2). Amounts accrued for such activities totaled $3.8 million at July 4, 1998. The payments will primarily occur during the remainder of 1998. The Company expects that such expenditures will not change materially from amounts accrued at July 4, 1998.

    The Company's financing activities provided $64.5 million of cash during the first six months of 1998. In June 1998, the Company sold 4,000,000 shares of its common stock in a public offering at $18.125 per share, for net proceeds of $69.0 million. During the second quarter of 1998, the Company repaid $6.3 million of indebtedness associated with the acquisition of the Clinical Products Group (Note 2). A net increase in the Company's bank overdraft facility provided $1.7 million.

    The Company has signed non-binding letters of intent relating to the purchase of two businesses for aggregate consideration of approximately $36.0 million in cash. These proposed acquisitions are subject to certain conditions, including completion of due diligence and negotiation of definitive agreements. There can be no assurance that these acquisitions will be completed.

    Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it will require significant amounts of cash for the possible acquisition of complementary businesses and technologies. The Company expects that it will finance these acquisitions through a combination of internal funds and/or short-term borrowings from Thermo Instrument or Thermo Electron, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company has a $50.0 million promissory note payable to Thermo Instrument due in July 1999, which it expects to repay through a combination of internal funds and/or short term borrowings from Thermo Instrument or Thermo Electron, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. Thermo Instrument, however, has stated its intention to require repayment of such indebtedness only to the extent that the Company's resources permit. Accordingly, the Company believes that its existing cash and cash equivalents are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

PART II - OTHER INFORMATION

Item 2 - Recent Sales of Unregistered Securities

      On April 30, 1998, the Company issued 1,300,000 shares of its common stock to Thermo Instrument in connection with the Company's acquisition of the Labsystems OY and Hybaid divisions of LSI from Thermo Instrument. In addition, on June 8, 1998, in connection with the Company's acquisition of the businesses comprising the Clinical Products Group of LSI from Thermo Instrument, the Company issued an instrument to Thermo Instrument evidencing the Company's obligation to issue 3,007,930 shares of its common stock to Thermo Instrument at such time as such shares have been approved for listing on the American Stock Exchange, Inc. Exemption from registration for these transactions is claimed under Section 4(2) of the Securities Act of 1933, as amended.

Item 4 - Submission of Matters to a Vote of Security Holders

    On June 1, 1998, at the Annual Meeting of Shareholders, the shareholders elected seven directors to a one-year term expiring in 1999. The directors elected at the meeting were: Dr. Elias P. Gyftopoulos, Mr. Barry S. Howe, Mr. Earl R. Lewis, Mr. Colin Maddix, Mr. Jonathan W. Painter, Mr. Arvin H. Smith, and Dr. Arnold N. Weinberg. Each director received 8,276,648 shares voted in favor of his election and 16,600 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 15, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 15, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

    (b) Reports on Form 8-K

    On May 21, 1998, the Company filed a Current Report on Form 8-K, dated May 20, 1998, with respect to the acquisition of the Clinical Products Group of LSI from Thermo Instrument (Items 2, 7).

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August 1998.

                                      THERMO BIOANALYSIS CORPORATION



                                      Paul F. Kelleher
                                      ---------------------------

                                      Paul F. Kelleher
                                      Chief Accounting Officer



                                      John N. Hatsopoulos
                                      ---------------------------
                                      John N. Hatsopoulos
                                      Chief Financial Officer and
                                        Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number          Description of Exhibit
-------------------------------------------------------------------------------
   27.1         Financial Data Schedule for the Six Months Ended July 4,
                1998.

   27.2 Financial Data Schedule for the Three Months Ended March 29, 1997 (restated for the acquisition of the Clinical Products Group, effective March 12, 1997).

   27.3 Financial Data Schedule for the Six Months Ended June 28, 1997 (restated for the acquisition of the Clinical Products Group, effective March 12, 1997).

   27.4 Financial Data Schedule for the Nine Months Ended September 27, 1997 (restated for the acquisition of the Clinical Products Group, effective March 12, 1997).