Form 10-Q
period 1998-10-03
THERMO BIOANALYSIS CORP /DE
filed 1998-11-13
CIK 1013547

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                  Outstanding at October 30, 1998
      ----------------------------    -------------------------------
      Common Stock, $.01 par value               17,546,428

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                         THERMO BIOANALYSIS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    October 3,  January 3,
(In thousands)                                            1998        1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $70,679
    and $10,158 under repurchase agreement with
    affiliated company)                               $ 87,594    $ 39,704
  Accounts receivable, less allowances of $6,908
    and $6,232                                          45,914      47,210
  Inventories:
    Raw materials and supplies                           9,421      12,818
    Work in process                                      4,021       3,238
    Finished goods                                      25,867      22,579
  Prepaid income taxes                                   9,254       8,484
  Prepaid expenses and other current assets              6,108       4,221
                                                      --------    --------

                                                       188,179     138,254
                                                      --------    --------

Property, Plant, and Equipment, at Cost                 34,725      34,405
  Less: Accumulated depreciation and
        amortization                                    11,036      11,438
                                                      --------    --------

                                                        23,689      22,967
                                                      --------    --------

Other Assets                                            10,672       2,712
                                                      --------    --------

Cost in Excess of Net Assets of Acquired
  Companies (Note 2)                                   168,128     158,506
                                                      --------    --------

                                                      $390,668    $322,439
                                                      ========    ========

                         THERMO BIOANALYSIS CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                   October 3,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Current maturities of long-term obligations
    (includes $50,000 due to parent company)         $ 50,129     $      -
  Borrowings under overdraft facility                   2,667        2,465
  Accounts payable                                     12,229       12,596
  Accrued payroll and employee benefits                 5,535        8,482
  Accrued income taxes                                  5,316        6,097
  Accrued acquisition expenses (Note 2)                 4,153        5,110
  Other accrued expenses (Note 4)                      12,021       13,482
  Deferred revenue                                      4,888        3,675
  Due to parent company and affiliated companies
    (Note 2)                                           35,889       35,846
                                                     --------     --------

                                                      132,827       87,753
                                                     --------     --------

Deferred Income Taxes                                     221          139
                                                     --------     --------

Long-term Obligations:
  Note payable to parent company                            -       50,000
  Subordinated convertible note, due to parent
    company                                            50,000       50,000
  Other                                                   492          204
                                                     --------     --------

                                                       50,492      100,204
                                                     --------     --------

Minority Interest                                         480            -
                                                     --------     --------

Shareholders' Investment (Notes 2 and 6):
  Common stock, $.01 par value, 75,000,000
    shares authorized; 18,096,950 and 14,081,448
    pro forma shares issued                               181          141
  Capital in excess of par value                      200,627      131,483
  Retained earnings                                    15,410        9,633
  Treasury stock at cost, 550,522 shares              (10,064)           -
  Accumulated other comprehensive items (Note 3)          494       (6,914)
                                                     --------     --------

                                                      206,648      134,343
                                                     --------     --------

                                                     $390,668     $322,439
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                  October 3, September 27,
(In thousands except per share amounts)                 1998          1997
--------------------------------------------------------------------------

Revenues (includes $704 and $3,861 from
  affiliated companies)                              $51,110       $53,354
                                                     -------       -------

Costs and Operating Expenses:
  Cost of revenues (includes $325 and $978
    for revenues from affiliated companies;
    Note 4)                                           27,930        27,833
  Selling, general, and administrative expenses       18,189        16,018
  Research and development expenses                    3,274         3,736
  Restructuring costs (Note 4)                         1,300             -
                                                     -------       -------

                                                      50,693        47,587
                                                     -------       -------

Operating Income                                         417         5,767

Interest Income                                        1,413           291
Interest Expense (includes $1,795 and $2,100 to
  related party)                                      (2,004)       (2,244)
Equity in Earnings of Unconsolidated Subsidiary          409             -
                                                     -------       -------

Income Before Provision for Income Taxes                 235         3,814
Provision for Income Taxes                               420         1,389
                                                     -------       -------

Net Income (Loss)                                    $  (185)      $ 2,425
                                                     =======       =======

Earnings (Loss) per Share (Note 5):
  Basic                                              $  (.01)      $   .17
                                                     =======       =======

  Diluted                                            $  (.01)      $   .16
                                                     =======       =======

Weighted Average Shares (Note 5):
  Basic                                               18,065        14,080
                                                     =======       =======

  Diluted                                             18,065        17,244
                                                     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues (includes $2,832 and $11,306 from
  affiliated companies)                            $160,889       $138,945
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues (includes $1,690 and $4,288
    for revenues from affiliated companies;
    Note 4)                                          80,342         72,341
  Selling, general, and administrative expenses      54,481         41,101
  Research and development expenses                  10,886         10,268
  Restructuring costs (Note 4)                        1,300              -
                                                   --------       --------

                                                    147,009        123,710
                                                   --------       --------

Operating Income                                     13,880         15,235

Interest Income                                       3,092          1,809
Interest Expense (includes $5,497 and $5,411 to
  related party)                                     (5,982)        (5,734)
Equity in Earnings of Unconsolidated Subsidiary         409              -
                                                   --------       --------

Income Before Provision for Income Taxes             11,399         11,310
Provision for Income Taxes                            4,575          4,116
                                                   --------       --------

Net Income                                         $  6,824       $  7,194
                                                   ========       ========

Earnings per Share (Note 5):
  Basic                                            $    .44       $    .56
                                                   ========       ========

  Diluted                                          $    .42       $    .52
                                                   ========       ========

Weighted Average Shares (Note 5):
  Basic                                              15,649         12,928
                                                   ========       ========

  Diluted                                            18,879         16,041
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                       $  6,824       $  7,194
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   8,155          7,073
      Provision for losses on accounts
        receivable                                      382            367
      Equity in earnings of unconsolidated
        subsidiary                                     (409)             -
      Other noncash expenses                          2,893              -
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                         3,668         (9,156)
          Inventories                                (1,592)         2,549
          Other current assets                       (1,777)        (1,807)
          Accounts payable                           (3,804)        (1,318)
          Due to parent company and affiliated
            companies                                (6,925)         4,787
           Other current liabilities                 (2,555)         2,037
                                                   --------       --------

Net cash provided by operating activities             4,860         11,726
                                                   --------       --------

Investing Activities:
  Acquisitions, net of cash acquired (Note 2)       (16,109)       (11,588)
  Adjustment to acquisition purchase price            9,459            205
  Purchases of property, plant, and equipment        (4,653)        (2,905)
  Proceeds from sale of property, plant, and
    equipment                                           848            384
  Issuance of note receivable                        (2,000)             -
  Other                                                 (86)             -
                                                   --------       --------

Net cash used in investing activities               (12,541)       (13,904)
                                                   --------       --------

Financing Activities:
  Net proceeds from issuance of Company common
    stock (Note 6)                                   69,184              6
  Purchases of Company common stock                 (10,064)             -
  Repayment of indebtedness to parent company        (6,342)             -
  Increase in bank overdraft facility                   295              -
  Other                                                  28              -
                                                   --------       --------

Net cash provided by financing activities          $ 53,101       $      6
                                                   --------       --------

                         THERMO BIOANALYSIS CORPORATION

                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Exchange Rate Effect on Cash                       $  2,470       $ (2,788)
                                                   --------       --------

Increase (Decrease) in Cash and Cash
  Equivalents                                        47,890         (4,960)
Cash and Cash Equivalents at Beginning of
  Period                                             39,704         45,476
                                                   --------       --------

Cash and Cash Equivalents at End of Period         $ 87,594       $ 40,516
                                                   ========       ========

Noncash Activities (Note 2):
  Fair value of assets of acquired companies,
    including cash acquired of $1,211 and
    $23,995                                        $ 24,130       $242,374
  Cash paid for acquired companies                  (16,109)       (35,583)
  Issuance of Company common stock for
    acquired companies                                    -        (83,533)
  Promissory note payable to parent company for
    acquired companies                                    -        (50,000)
  Debt payable to parent company for acquired
    companies                                             -        (43,331)
  Adjustments to purchase price due from parent
    company for acquired companies                        -          9,075
                                                   --------       --------

      Liabilities assumed of acquired companies    $  8,021       $ 39,002
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO BIOANALYSIS CORPORATION

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo BioAnalysis Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

    Historical financial results have been restated to include the Clinical Products Group of Life Sciences International PLC (LSI), which was acquired in a transaction accounted for in a manner similar to a pooling of interests (Note
2). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (Reg. No. 333-52445) filed with the Securities and Exchange Commission in May 1998.

2.   Acquisitions

    In August 1998, the Company acquired the stock of Trace Scientific Limited, for $6.8 million in cash and the repayment of $2.2 million in debt, subject to a post-closing adjustment. Trace, based in Melbourne, Australia, markets a wide variety of chemical reagents used for diagnostic tests in clinical laboratories and supplies a range of products. Trace has operations in Australia, New Zealand, and Florida. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustment will be material.

    In May 1998, the Company acquired all of the outstanding stock of Data Medical Associates, Inc. (DMA), which develops, manufactures, and distributes chemistry reagents and related accessories, for $5.2 million in cash and the repayment of $0.5 million of debt, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustment will be material. In addition, in June 1998, the Company completed another acquisition for $0.9 million in cash and in September 1998, purchased an additional 35% interest in the Company's joint venture in Shanghai, China, for $0.5 million in cash. This additional investment increased the Company's ownership to 67.5% and, as a result, the joint venture's results have been consolidated with the results of the Company, effective September 1998.

    These acquisitions have been accounted for using the purchase method of accounting, and their results of operations have been included in the accompanying financial statements from the respective dates of acquisition. The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $8.3 million, which is being amortized over 40 years. Allocation of the purchase price was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates. Pro forma data is not presented as the results of the acquired businesses were not material to the Company's results of operations.

    In March 1997, Thermo Instrument Systems Inc. acquired Life Sciences International PLC (LSI). In May 1998, the Company agreed to acquire the Clinical Products Group of LSI, which is comprised of Shandon Inc. and its related businesses, including ALKO Diagnostic Corporation, from Thermo Instrument. The Clinical Products Group provides equipment and consumables for cytology, histology, and pathology applications. It also supplies consumables for blood gas and ion-selective electrolyte analyzers. The net purchase price for the Clinical Products Group was $66.7 million, which represents the sum of the net book value of the businesses as of April 4, 1998, plus a percentage of Thermo Instrument's total cost in excess of net assets acquired associated with its acquisition of LSI, based on the 1996 revenues of the Clinical Products Group relative to LSI's 1996 consolidated revenues. The Company believes that this allocation methodology is reasonable and in accordance with the guidance provided by Staff Accounting Bulletin 55 (Topic 1:B).

    The net purchase price for the Clinical Products Group was comprised of 3,007,930 shares of Company common stock valued at $22.16 per share, which represents the five-day average for the period preceding the date the parties reached agreement in principle on the material terms of the transaction. On September 10, 1998, the Company's shareholders approved the listing of the shares on the American Stock Exchange and in October 1998, the shares of common stock were issued to Thermo Instrument. In addition to the shares of Company common stock issued to Thermo Instrument, the Company assumed $37.9 million of existing indebtedness owed by the Clinical Products Group to Thermo Instrument, making the gross purchase price $104.5 million. This amount includes $12.0 million for an equivalent amount of cash acquired. The existing indebtedness owed to Thermo Instrument is due January 2, 1999, and bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter and is included in due to parent company and affiliated companies in the accompanying balance sheet.

    Because the Company and the Clinical Products Group were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements include the results of the Clinical Products Group from March 12, 1997, the date these businesses were acquired by Thermo Instrument, and the 3,007,930 shares issued to Thermo Instrument in October 1998 have been deemed outstanding from March 12, 1997, and are therefore included in the computation of earnings per share. The purchase price for the Clinical Products Group included $4.5 million for the increase in net book value from the date the Clinical Products Group was acquired by Thermo Instrument (including $1.0 million for earnings during the first quarter of 1998). This amount was recorded as a deemed distribution from retained earnings, reflecting consideration to Thermo Instrument for the earnings of the Clinical Products Group from the date of the acquisition by Thermo Instrument.

    In connection with the acquisitions of the Clinical Products Group of LSI in 1998 and the Labsystems OY and Hybaid divisions of LSI in 1997, the Company undertook a restructuring of the acquired businesses. This restructuring primarily included reductions in staffing levels and, to a lesser extent, costs for the termination of certain joint venture arrangements. In accordance with the requirements of Emerging Issues Task Force Pronouncement No. 95-3, as part of the cost of the acquisition, the Company established reserves of approximately $8.5 million, of which the Company expended $3.4 million during 1997 and $2.3 million in the first nine months of 1998, primarily for severance payments. Finalization of the Company's plan for restructuring the acquired businesses occurred during the first quarter of 1998. Unresolved matters at October 3, 1998, included completing termination of joint ventures and planned severances. As of October 3, 1998, the Company had accrued $4.2 million of restructuring costs for all of its acquisitions, including those described above.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 1998 and 1997, the Company had comprehensive income of $6.9 million and a comprehensive loss of $3.1 million, respectively. During the first nine months of 1998 and 1997, the Company had comprehensive income of $14.2 million and a comprehensive loss of $0.8 million, respectively.

4.  Restructuring and Related Costs

    During the third quarter of 1998, the Company recorded restructuring and related costs of $4.1 million. Restructuring costs of $1.3 million consist of $1.0 million related to severance costs for 105 employees across all functions, and $0.3 million related primarily to facility-closing costs for the Company's bioinstrumentation manufacturing operation in Guernsey and downsizing of its clinical instrumentation manufacturing operations in the United Kingdom. The charge for facility-closing costs includes $0.2 million for write-downs of related fixed assets. In addition, the Company recorded a $2.8 million inventory write-down related to discontinuing several low-margin product lines and disposing of inventory at its manufacturing operation in Guernsey. The inventory write-down is included in cost of revenues in the accompanying statement of operations.

    The Company expects to complete the implementation of its restructuring plan during the first half of 1999. As of October 3, 1998, the Company had terminated 16 employees and had expended $0.2 million of the established reserve, primarily for severance costs. The remaining reserve for severance and abandoned-facility payments of $1.0 million, net of currency changes, is included in other accrued expenses in the accompanying balance sheet as of October 3, 1998. In addition to the restructuring costs discussed above, the Company's nuclear instrumentation joint venture (Note 7) incurred $0.5 million of restructuring costs during the third quarter of 1998. The Company recorded its share of the joint venture's restructuring costs of $0.3 million as a reduction of the Company's equity in earnings of unconsolidated subsidiary in the accompanying statement of operations.

5.  Earnings (Loss) per Share

    Basic and diluted earnings (loss) per share were calculated as follows:

                                Three Months Ended       Nine Months Ended
                                -------------------     ------------------
(In thousands except             Oct. 3,  Sept. 27,     Oct. 3,  Sept. 27,
per share amounts)                  1998       1997        1998       1997
--------------------------------------------------------------------------
Basic
Net Income (Loss)                $  (185)   $ 2,425     $ 6,824    $ 7,194
                                 -------    -------     -------    -------

Weighted Average Shares           15,057     11,072      12,641     10,724
Shares Issuable for
  Acquisition of Clinical
  Products Group of LSI
  (Note 2)                         3,008      3,008       3,008      2,204
                                 -------    -------     -------    -------

Pro Forma Weighted Average
  Shares, as Adjusted             18,065     14,080      15,649     12,928
                                 -------    -------     -------    -------

Basic Earnings (Loss) per
  Share                          $  (.01)   $   .17     $   .44    $   .56
                                 =======    =======     =======    =======

Diluted
Net Income (Loss)                $  (185)   $ 2,425     $ 6,824    $ 7,194
Effect of Convertible
  Debentures                           -        390       1,170      1,170
                                 -------    -------     -------    -------

Income (Loss) Available to
  Common Shareholders, as
  Adjusted                       $  (185)   $ 2,815     $ 7,994    $ 8,364
                                 -------    -------     -------    -------

Basic Weighted Average Shares     18,065     14,080      15,649     12,928
Effect of:
  Convertible debentures               -      3,030       3,030      3,030
  Stock options                        -        134         200         83
                                 -------    -------     -------    -------

Pro Forma Weighted Average
  Shares, as Adjusted             18,065     17,244      18,879     16,041
                                 -------    -------     -------    -------

Diluted Earnings (Loss) per
  Share                          $  (.01)   $   .16     $   .42    $   .52
                                 =======    =======     =======    =======

    The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 190,500 such options outstanding, with exercise prices ranging from $17.38 to $21.93 per share. In addition, the computation of diluted earnings per share for the three-month period ended October 3, 1998, excludes the effect of assuming the conversion of the Company's $50.0 million principal amount 4.875% subordinated convertible note, convertible at $16.50 per share, because the effect would be antidilutive.

6.  Sale of Common Stock

    In June 1998, the Company sold 4,000,000 shares of its common stock in a public offering at $18.125 per share, for net proceeds of $69.0 million. Of this amount, 1,000,000 shares were purchased by Thermo Electron Corporation.

7.  Establishment of Joint Venture

    As of July 5, 1998, the Company contributed the assets and liabilities of its Eberline Health Physics division to a joint venture the Company formed with Thermo Instrument. The joint venture was established to address the nuclear instrumentation market. The Company received a 49% equity interest in the joint venture, and initially receives 67% of the profit and losses of the joint venture. The Company's health physics division had revenues of $13.4 million in 1997. As a result of the formation of the joint venture, the Company no longer consolidates the results of this business, but instead records its share of the income as equity in earnings of unconsolidated subsidiary.

8.  Subsequent Event

    On November 12, 1998, the Company acquired substantially all of the assets of BioStar, Inc., for $28.9 million in cash and the assumption of certain liabilities, subject to a post-closing adjustment. BioStar was a privately held company which develops, manufactures, and markets point-of-care rapid immunoassay test kits for detecting various medical conditions. During the third quarter of 1998, the Company advanced $2.0 million to BioStar pursuant to a note receivable, due August 1999. In October 1998, the Company advanced an additional $0.5 million to Biostar, due August 1999. These amounts were included in the total cash purchase price disclosed above.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates,"

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Overview

    The Company has three principal product lines: biomolecular instruments and consumables, clinical laboratory equipment and supplies, and information management systems. The Company's biomolecular instruments and consumables are based on proprietary immunoassay, optical biosensor, polymerase chain reaction
(PCR), MALDI-TOF mass spectrometry (MALDI-TOF), DNA amplification, and capillary electrophoresis (CE) technologies, and are used in pharmaceutical and biopharmaceutical research, as well as for clinical laboratory testing and diagnosis of patient samples. The Company's clinical laboratory products business supplies a range of equipment and consumables with applications in cytology, histology, and pathology. The Company's information management systems business designs, implements, and supports laboratory information management systems (LIMS) and chromatography data systems (CDS) for use in laboratories, industrial applications, and clinical testing facilities.

    The Company was incorporated in February 1995 and on February 7, 1996, acquired the Dynex Technologies division of Dynatech Corporation. Since then, the Company has acquired from Thermo Instrument the LabSystems and Affinity Sensors divisions of Fisons, the Labsystems OY, Hybaid and Labsystems Japan divisions of LSI, and the Clinical Products Group of LSI. The Company's financial statements include the results of the acquired businesses of LSI from March 12, 1997, the date LSI was acquired by Thermo Instrument. In addition, the Company acquired Data Medical Associates, Inc. in May 1998, Trace Scientific Limited in August 1998, and BioStar, Inc. in November 1998 (Notes 2 and 8).

    As discussed in Note 7, as of July 1998, the Company contributed the assets and liabilities of its Eberline Health Physics division to a joint venture the Company formed with Thermo Instrument.

    A significant percentage of the Company's revenues is derived from the sale of products and services outside the U.S., including certain Asian countries and Russia, through export sales and sales by the Company's foreign operations. Asia and Russia are experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's sales to Asia have been adversely affected by the unstable economic conditions there. Sales to Russia to date have not been adversely affected by the unstable economic conditions there; however, no assurances concerning future sales and trends can be given.

    The Company anticipates that a significant portion of its revenues will continue to be from sales to customers outside the U.S. As a result, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. The Company may use forward contracts to reduce its exposure to currency fluctuations.

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Revenues decreased to $51.1 million in the third quarter of 1998 from $53.4 million in the third quarter of 1997. Revenues decreased $3.2 million due to the Company contributing the net assets of its Eberline Health Physics division to a joint venture with Thermo Instrument (Note 7). This decrease was offset in part by the inclusion of $2.8 million of revenues from acquisitions (Note 2). Increased sales in North America were offset in part by a decrease in sales to Asia of $2.1 million as a result of the economic crisis there. In addition, revenues decreased $0.9 million due to a change in the Company's distribution relationship with certain affiliated companies that switched to direct sales, and $0.8 million from lower sales of the Company's DIAS immunoassay system to OEM customers. Revenues decreased $0.2 million due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

    The gross profit margin decreased to 45% in the third quarter of 1998 from 48% in the third quarter of 1997, primarily due to a $2.8 million inventory write-down related to discontinuing several low-margin product lines and closing the Company's bioinstrumentation manufacturing operation in Guernsey (Note 7). This decrease was offset in part by an increase in revenues from the Company's LIMS business, which has a relatively high gross profit margin and, to a lesser extent, an increase in the gross profit margin at the Company's liquid-handling business as a result of the introduction of certain higher-margin products and manufacturing efficiencies.

    Selling, general, and administrative expenses as a percentage of revenues increased to 36% in the third quarter of 1998 from 30% in the third quarter of 1997, primarily due to the opening of four direct sales and service offices and the expansion of the U.S. direct sales and service office related to the Company's liquid-handling and bioinstrumentation businesses. To a lesser extent, selling, general, and administrative expenses as a percentage of revenues increased due to the exclusion of results in the 1998 period of the Company's former Eberline Health Physics division, which had lower selling, general, and administrative expenses as a percentage of revenues, and the opening of three direct sales and service offices related to the Company's LIMS business. These increases were offset in part by lower costs at the Clinical Products Group related to the restructuring of that business in connection with its acquisition.

    Research and development expenses decreased to $3.3 million in the third quarter of 1998 from $3.7 million in the third quarter of 1997, primarily due to reduced spending at the Company's PCR subsidiary as a result of the completed development of certain new products in the fourth quarter of 1997 and first quarter of 1998 and, to a lesser extent, decreased spending at the Company's mass spectrometry business. In addition, research and development expenses decreased due to the exclusion of the results of the Company's former Eberline Health Physics division. These decreases were offset in part by the inclusion of research and development expenses from acquired businesses.

    In addition to the inventory write-down discussed above, the Company recorded $1.3 million of restructuring costs during the third quarter of 1998 (Note 4).

    Interest income increased to $1.4 million in the third quarter of 1998 from $0.3 million in the third quarter of 1997, primarily due to higher average invested balances as a result of the Company's June 1998 public offering of common stock (Note 6). Interest expense decreased to $2.0 million in the third quarter of 1998 from $2.2 million in the third quarter of 1997, primarily due to the repayment, during the second quarter of 1998, of $6.3 million of debt payable to Thermo Instrument associated with the acquisition of the Clinical Products Group of LSI.

    Equity in earnings of unconsolidated subsidiary represents the Company's share of income from its nuclear instrumentation joint venture, established as of July 1998 (Note 7). During the third quarter of 1998, the joint venture incurred $0.5 million of restructuring costs, of which $0.3 million is included as a reduction of the Company's equity in earnings of unconsolidated subsidiary.

    The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies, offset in part by the impact of relatively low tax rates in certain countries in which the Company operates. The effective tax rate increased in 1998 due to the larger relative effect of nondeductible costs as well as a greater percentage of the Company's income being generated in countries with higher tax rates.

First Nine Months 1998 Compared With First Nine Months 1997

    Revenues increased to $160.9 million in the first nine months of 1998 from $138.9 million in the first nine months of 1997, primarily due to an increase of $27.8 million from acquisitions (Note 2). This increase was offset in part by a decrease in revenues of $3.2 million resulting from the Company contributing the net assets of its Eberline Health Physics division to a joint venture with Thermo Instrument (Note 7). Increased sales in North America and Europe were offset in part by a decrease in sales to Asia of $5.4 million as a result of the economic crisis there. Revenues decreased $3.3 million due to a change in the Company's distribution relationship with certain affiliated companies that switched to direct sales, and $1.7 million from lower sales of the Company's DIAS immunoassay system to OEM customers. In addition, revenues decreased $1.6 million due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

    The gross profit margin increased to 50% in the first nine months of 1998 from 48% in the first nine months of 1997, primarily due to the introduction of certain higher-margin products and manufacturing efficiencies at the liquid-handling and PCR businesses and, to a lesser extent, an increase in revenues from the LIMS business, which has a relatively high gross profit margin. This increase was offset in part by an inventory write-down of $2.8 million recorded during the third quarter of 1998 (Note 4).

    Selling, general, and administrative expenses as a percentage of revenues increased to 34% in the first nine months of 1998 from 30% in the first nine months of 1997, primarily due to the reasons discussed in the results of operations for the third quarter.

    Research and development expenses increased to $10.9 million in the first nine months of 1998 from $10.3 million in the first nine months of 1997, primarily due to the inclusion of expenses from acquired businesses for the full period of 1998 and increased spending at the Company's LIMS business on products introduced in 1998. This increase was offset in part by the completed development of certain products by the Company's PCR business and reduced spending at the Company's mass spectrometry business.

    Interest income increased to $3.1 million in the first nine months of 1998 from $1.8 million in the first nine months of 1997, primarily due to higher average invested balances as a result of the Company's June 1998 public offering of common stock (Note 6) and, to a lesser extent, interest income received from Thermo Instrument on a $9.1 million adjustment to the aggregate purchase price for the acquisition of the Labsystems OY and Hybaid divisions of LSI. Interest expense increased to $6.0 million in the first nine months of 1998 from $5.7 million in the first nine months of 1997. This increase is primarily due to the inclusion of interest expense on the Company's debt to Thermo Instrument associated with certain 1997 and 1998 acquisitions for the full period of 1998 (Note 2). This increase was offset in part by the repayment of a portion of the debt payable to Thermo Instrument as discussed in the results of operations for the third quarter.

    The effective tax rate was 40% in the first nine months of 1998, compared with 36% in the first nine months of 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the reasons described in the results of operations for the third quarter. The effective tax rate increased in 1998 due to a greater percentage of the Company's income being generated in countries with higher tax rates.

Liquidity and Capital Resources

    Consolidated working capital was $55.4 million at October 3, 1998, compared with $50.5 million at January 3, 1998. Included in working capital are cash and cash equivalents of $87.6 million at October 3, 1998, compared with $39.7 million at January 3, 1998. Of the Company's total cash and cash equivalents at October 3, 1998, $70.7 million was invested in a repurchase agreement with Thermo Electron. During the first nine months of 1998, the Company's operating activities provided $4.9 million of cash. Cash of $3.7 million was provided by a decrease in accounts receivable due to lower revenues in the third quarter of 1998. An increase in inventories used $1.6 million of cash, primarily related to an increase in finished goods inventories at the Company's clinical laboratory products business due in part to a decrease in sales in Asia. Cash of $6.9 million was used to reduce amounts due to parent company and affiliated companies, primarily due to the timing of payments of certain trade and other operating balances payable to affiliated companies.

    The Company's investing activities used $12.5 million of cash during the first nine months of 1998. During the first nine months of 1998, the Company completed acquisitions for aggregate consideration of $16.1 million of cash, net of cash acquired, and received acquisition purchase price adjustments aggregating $9.5 million, including $9.1 million from Thermo Instrument related to the 1997 acquisitions of the Labsystems OY, Hybaid, and Labsystems Japan divisions of LSI. In addition, in May 1998, the Company acquired the Clinical Products Group of LSI from Thermo Instrument (Note 2). The Company made expenditures of $4.7 million for purchases of property, plant, and equipment, and expects to make capital expenditures of approximately $2.0 million during the remainder of 1998.

    The Company has undertaken a restructuring of certain acquired businesses (Note 2). Amounts accrued for such activities totaled $4.2 million at October 3, 1998. The payments will primarily occur during the remainder of 1998. The Company expects that such expenditures will not change materially from amounts accrued at October 3, 1998.

    On November 12, 1998, the Company acquired substantially all of the assets of BioStar, Inc., for $28.9 million in cash and the assumption of certain liabilities, subject to a post-closing adjustment. BioStar was a privately held company which develops, manufactures, and markets point-of-care rapid immunoassay test kits for detecting various medical conditions. During the third quarter of 1998, the Company advanced $2.0 million to BioStar pursuant to a note receivable, due August 1999. In October 1998, the Company advanced an additional $0.5 million to Biostar, due August 1999. These amounts were included in the total cash purchase price disclosed above.

    The Company recently signed a non-binding letter of intent to acquire a business for approximately $1.9 million in cash. This proposed acquisition is subject to certain conditions, including completion of due diligence and negotiation of a definitive agreement. There can be no assurance that this acquisition will be completed.

    The Company's financing activities provided $53.1 million of cash during the first nine months of 1998. In June 1998, the Company sold 4,000,000 shares of its common stock in a public offering at $18.125 per share, for net proceeds of $69.0 million (Note 6) and repaid $6.3 million of indebtedness to Thermo Instrument associated with the acquisition of the Clinical Products Group of LSI (Note 2). During the third quarter of 1998, the Company expended $10.1 million in connection with the repurchase of 550,000 shares of its common stock from an institutional investor.

    The Company expects to have positive cash flow from its existing operations. The Company expects that it will finance any future acquisitions through a combination of internal funds and/or short-term borrowings from Thermo Instrument or Thermo Electron, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company has debt payable of $31.6 million to Thermo Instrument and a $50.0 million promissory note payable to Thermo Instrument due in January 1999 and July 1999, respectively, which it expects to repay through a combination of internal funds and/or short term borrowings from Thermo Instrument or Thermo Electron, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. Thermo Instrument, however, has stated its intention to require repayment of such indebtedness only to the extent that the Company's resources permit. Accordingly, the Company believes that its existing cash and cash equivalents are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant. However, as many of the Company's products are complex, interact with third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products and may offer upgrades or alternative products where reasonably practicable.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plan

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. The plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    The Company had incurred costs related to year 2000 issues of approximately $530,000 as of October 3, 1998, and the total cost of year 2000 remediation is expected to be approximately $1.6 million. All the costs incurred as of October 3, 1998, were spent on testing and upgrading internal business systems and facilities and contacting suppliers, vendors, and customers. As of October 3, 1998, no material costs have been incurred related to evaluating and upgrading products.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities

(c) Recent Sales of Unregistered Securities

    On October 20, 1998, the Company issued (i) 3,007,830 shares of its common stock to Thermo Instrument and (ii) 100 shares of its common stock to ThermoQuest Corporation in connection with the Company's acquisition of the Clinical Products Group of LSI from Thermo Instrument. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act of 1933, as amended.

Item 4 - Submission of Matters to a Vote of Security Holders

    On September 10, 1998, at a Special Meeting of Shareholders, the Company's shareholders approved (i) the listing of 3,007,930 shares of the Company's common stock on the American Stock Exchange (AMEX) in connection with the Company's acquisition of the Clinical Products Group of LSI from Thermo Instrument and (ii) an increase in the Company's authorized common stock from 25 million shares to 75 million shares. Of the total votes recorded in connection with the AMEX listing: 12,748,931 shares were voted in favor of the proposal, 13,899 shares were voted against the proposal, 1,950 shares abstained, and no broker non-votes were recorded. Of the total votes recorded in connection with increasing the Company's authorized common stock: 12,379,070 shares were voted in favor of the proposal, 1,308,447 shares were voted against the proposal, 2,100 shares abstained, and no broker non-votes were recorded.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    On September 30, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998, with respect to restructuring and other charges recorded during the third quarter of 1998.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November 1998.

                                      THERMO BIOANALYSIS CORPORATION



                                      Paul F. Kelleher
                                      ----------------------------
                                      Paul F. Kelleher
                                      Chief Accounting Officer



                                      John N. Hatsopoulos
                                      ----------------------------
                                      John N. Hatsopoulos
                                      Chief Financial Officer and
                                        Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
-----------------------------------------------------------------------------
3.1 Certificate of Amendment of Certificate of Incorporation of the Registrant.

3.2        Certificate of Incorporation of the Registrant (filed as
           Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-8697] and incorporated herein by reference).

27         Financial Data Schedule.