Form 10-K
period 1999-01-02
THERMO BIOANALYSIS CORP /DE
filed 1999-03-19
CIK 1013547

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended January 2, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

                       Commission file number 1-12179

                       THERMO BIOANALYSIS CORPORATION
           (Exact name of Registrant as specified in its charter)

Delaware                                                         85-0429899
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

504 Airport Road
Santa Fe, New Mexico                                             87504-2108
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of exchange on which registered
 Common Stock, $.01 par value                American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $49,286,000.

As of January 29, 1999, the Registrant had 17,547,416 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                   PART I

Item 1.    Business

(a) General Development of Business

    Thermo BioAnalysis Corporation (the Company or the Registrant) operates in three segments: Biomolecular Instruments and Consumables, Clinical Equipment and Supplies, and Information Management Systems. The Company's Biomolecular Instruments and Consumables segment designs, manufactures, and markets a broad range of instruments, such as microplate handling and reading equipment, optical biosensors, polymerase chain reaction (PCR) for deoxyribonucleic acid (DNA) amplification, MALDI-TOF mass spectrometry, and capillary electrophoresis (CE). The Company's Clinical Equipment and Supplies segment includes sample preparation materials to highlight abnormal cells, blood gas and ion-selective electrolyte (ISE) consumables, chemical reagents and accessories, and rapid diagnostic tests for use in physician offices. The Company's Information Management Systems segment manufactures systems which facilitate the monitoring and analysis of samples as well as information storage and organization in laboratories, industrial settings, and clinical testing sites.

    The Company's strategy is to develop and market a portfolio of instruments, consumables, diagnostics, and information management systems for biochemistry, healthcare, and other applications through the acquisition of complementary businesses and technologies and through research and development of innovative products. Since its incorporation in February 1995, the Company acquired the Dynex Technologies division of Dynatech Corporation in February 1996, the Affinity Sensors and LabSystems divisions of Fisons from Thermo Instrument (effective March 29, 1996), and Labsystems Oy, Hybaid Limited, and Labsystems Japan divisions of Life Sciences International PLC (LSI) from Thermo Instrument (effective March 12, 1997). In May 1998, the Company acquired the Clinical Products Group of LSI, comprised of Shandon Inc., and its related businesses, including ALKO Diagnostics Corporation, from Thermo Instrument (effective March 12, 1997). Also in 1998, the Company acquired Data Medical Associates, Inc.
(DMA) in July; Trace Scientific Limited in August; BioStar, Inc. in November; and Angewandte Gentechnologie Systeme GmbH (AGS) in December. Dynex supplies automated systems, detection systems, and consumables to the immunoassay market. Affinity Sensors supplies optical biosensors used in life sciences research by the pharmaceutical and biotechnology industries, universities, and medical research institutes. LabSystems designs, implements, and supports laboratory information management systems (LIMS) and chromatography data systems (CDS) used in research and development, quality assurance and control, and processing plants. Labsystems Oy, based in Finland, manufactures microplate-based immunoassay instruments and liquid-handling equipment. Hybaid, based in the U.K., manufactures thermal cyclers and consumables for DNA amplification. Labsystems Japan distributes products manufactured by Labsystems Oy, Hybaid, and other LSI companies. Shandon is a leader in the manufacture of cytology and histology equipment and consumables used to prepare microscope slides to diagnose diseases, as well as equipment used in autopsies and forensics. ALKO Diagnostics supplies consumables for blood gas and ISE analyzers, DMA and Trace Scientific manufacture chemical reagents used in hospital and clinical laboratories. BioStar manufactures rapid diagnostic tests used in the physician's office to detect infectious diseases such as influenza, strep throat, or mononucleosis. AGS, based in Germany, manufactures molecular biology reagents for the life sciences market.

    As of July 5, 1998, the Company contributed the assets and liabilities of its Eberline health physics division to a joint venture the Company formed with Thermo Instrument Systems Inc. The joint venture was established to address the nuclear instrumentation market. The Company received a 49% equity interest in the joint venture, and initially receives 67% of the profit and losses of the joint venture until the later of July 2000 or the achievement of certain earnings targets by the joint venture. The Company's health physics division had revenues of $13,371,000 in 1997. As a result of the formation of the joint venture, the Company no longer consolidates the results of this business, but instead records its share of the income as equity in earnings of unconsolidated subsidiaries.

    The Company was incorporated in February 1995 as a wholly owned subsidiary of Thermo Instrument. In September and October 1996, the Company conducted an initial public offering of 1,670,000 shares of its common stock at $14.00 per share for net proceeds of $20,782,000. In June 1998, the Company sold 4,000,000 shares of its common stock in a public offering at $18.125 per share for net proceeds of $69,028,000. Of this amount, 1,000,000 shares were purchased by Thermo Electron Corporation. As of January 2, 1999, Thermo Instrument owned 10,874,593 shares of the common stock of the Company, representing 62% of such stock outstanding. During 1998*, Thermo Instrument purchased 69,000 shares in the open market, for a total purchase price of $729,000. Thermo Instrument develops, manufactures, markets, and services instruments and software used for identification and quantification of complex molecular compounds and elements in gases, liquids, and solids. Uses include pharmaceutical research and clinical diagnostics, monitoring and measuring environmental pollutants, industrial inspection, and test and control for quality assurance and productivity improvement. In addition, Thermo Instrument develops, manufactures, markets, and services equipment for the measurement, preparation, storage, and automation of sample materials and photonics and vacuum components for original equipment manufacturers (OEMs). Thermo Instrument is a 85%-owned subsidiary of Thermo Electron. As of January 2, 1999, Thermo Electron owned 3,815,837 shares of the common stock of the Company, representing 22% of such stock outstanding. During 1998, in addition to the 1,000,000 shares purchased as part of the June 1998 public offering, Thermo Electron purchased 1,028,600 shares in the open market. The total amount paid by Thermo Electron for all shares purchased in 1998 was $26,858,000. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies.

Forward-looking Statements

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b) Financial Information About Segments

    Financial information concerning the Company's segments is summarized in
Note 12 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c) Description of Business

    (i) Principal Products and Services

Biomolecular Instruments and Consumables

    The Company's proprietary immunoassay instruments and laboratory consumables are offered through its DYNEX and Labsystems Oy businesses. The Company also manufactures and markets a variety of proprietary products based on emerging technologies, which include optical biosensor, PCR for DNA amplification, mass spectrometry, and CE technologies. These products are offered through the Company's Affinity Sensors, MALDI-TOF, Hybaid, and CE businesses.

--------------------
* References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

    Immunoassay. The Company designs, manufactures, and supports products for immunoassay testing. Immunoassays are studies performed for the qualitative and quantitative analysis of the molecular interaction between biological and other molecules. Immunoassay products are used in medical and pharmaceutical research; clinical diagnostics including tests for pregnancy, hepatitis, and HIV; veterinary medicine; agricultural diagnostics; water quality testing; and food and beverage testing.

    In 1997, the Company introduced a combination luminescence and fluorescence microplate, the Fluoroskan Ascent FL. The Fluoroskan offers on-board dispensers for kinetic analysis, precise temperature control, orbital shaking, and robotic integration capabilities. In 1998, the Company introduced the Multiskan Ascent, an upgrade to the Company's optical photometer, and the Assist, an automated system to load microplates into immunoassay dispensers and readers. The Company also introduced microplates for tissue and cell cultures, as well as improved microplates designed to eliminate "crosstalk" or interference between sample wells.

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

    Laboratory Consumables. The Company designs, manufactures, and markets a wide range of laboratory consumables. For example, the Company develops a variety of hand-held, single and multi-channel pipettes, as well as tips which, combined with pipettes, are used to transport and deposit precise amounts of fluids and reagents during tests in clinical and research laboratories. The Company's Labsystems Oy business produced the world's first continuously adjustable micropipette and the first multi-channel pipette for microplates. The Company's comprehensive range of Finnpipette liquid handling equipment includes the Finnpipette Digital and the Finnpipette BioControl, and electronically assisted trigger-action pipettes available in single channel and multi-channel versions. The Company also manufactures disposable plastic pipette tips that are designed to be used once and then discarded, as well as a variety of other specialty, high precision plastic products, including microplates and microstrips in which laboratory tests are carried out. In 1998, the Company introduced a manual 16-channel pipette for use when laboratory testing does not need automation.

    Optical Biosensors. Optical biosensor systems are a new technology used to quantify biomolecules and characterize their functional properties. Unlike competing technologies, which statically measure only the presence and quantity of a biomolecule, optical biosensors dynamically measure the speed and strength of the molecular interaction. The result is an analytical instrument that provides previously unavailable information regarding molecular activity in real time without the need for chemical or radioactive labels, thereby reducing the time associated with the testing process. Researchers use the Company's optical biosensors to assist them in understanding molecular interaction and how molecules bind relative to one another.

    In 1997, the Company introduced a multi-analyte biosensor, IAsys Auto+ Advantage. The IAsys Auto+ offers improved sensitivity, and the availability of prewritten scripts provides researchers with a high degree of flexibility when designing experiments.

    MALDI-TOF Mass Spectrometry. Mass spectrometry measures the molecular weight of a sample's components, thereby enabling identification and measurement of organic chemical compounds, inorganic elements, or both, contained in the sample. The Company offers an enhanced benchtop MALDI-TOF mass spectrometer that has significantly enhanced resolution that was introduced in 1996.

    DNA Amplification. The Company designs, manufactures and markets PCR thermal cyclers, which amplify - or duplicate - DNA. PCR is used by research laboratories to diagnose and treat genetically based diseases, and in connection with drug discovery efforts. The technology automates various research procedures. The Company also manufactures hybridization ovens, which enable the identification of a DNA sequence.

    New products in 1998 include the PCR Sprint, a high-throughput thermal cycler, and the PCR Express Gradient System, a temperature-control system that allows researchers to simultaneously test a collection of samples at various temperatures, rather than at a single temperature, saving valuable research time.

    Capillary Electrophoresis. CE is a purification and separation technique commercially introduced in 1989. CE systems separate molecules as they move through an extremely narrow tube, or capillary, that is charged with an electric field. The largest market for CE systems and related supplies are pharmaceutical companies. One of the principal applications for CE systems is the analysis and separation of biomolecules such as proteins, peptides, and nucleic acids, including DNA. Applications of DNA separation by CE include the identification of specific individuals through DNA "fingerprinting" and the diagnosis of diseases and specific genetic disorders such as leukemia, hepatitis, and sickle cell anemia.

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

    The Company sells its immunoassay and optical biosensor products principally through its direct sales force, OEMs, dealerships, and distributors throughout the world. The Company maintains direct sales offices in several European countries, Japan, and the United States. The Company also sells through manufacturers' representatives.

    The Company distributes its laboratory consumables through regional and national distributor sales channels in over 100 countries worldwide. The Company's microplates are also sold to OEMs that then incorporate the microplates into kits sold to diagnostic laboratories.

    The Company distributes its MALDI-TOF mass spectrometry products through its direct sales force in the United States. The Company distributes its MALDI-TOF mass spectrometry products in Japan through an arrangement with ThermoQuest Corporation, a majority-owned subsidiary of Thermo Instrument. ThermoQuest also distributes the Company's CE products and is the exclusive distributor of such products in jurisdictions in which it maintains a direct sales force. The Company also sells through dealers and distributors throughout the world.

Clinical Equipment and Supplies

    The Company addresses the clinical laboratory and healthcare markets with equipment and supplies for the histology and cytology laboratories, chemical reagents for clinical chemistry laboratories, and rapid diagnostic tests for use in physician offices, health clinics, and hospitals. Equipment and consumables for cytology, histology and pathology applications are manufactured through Shandon Inc., and its related businesses. These businesses also supply consumables for blood gas and ISE analyzers worldwide. Chemical reagents are manufactured by Trace Scientific, DMA, and ALKO and rapid diagnostic test kits are manufactured by BioStar.

    Cytology and Histology. The Company is a leader in the manufacture of cytology and histology equipment used to prepare slides containing thin layers of specially stained cells from patient samples, which enable medical professionals to detect and diagnose diseases. Slide preparation is a multi-step process, which, in most cases, requires a specimen to be stabilized, mounted, sectioned, stained, and coverslipped. The Company offers a complete line of equipment, accessories, and consumables to perform each step in the slide preparation process. The Company's equipment is designed to enhance operator safety by limiting contact with body fluid and tissue samples, as well as by preventing fumes from reagents used in the slide preparation process from being released into the laboratory. These products are used primarily by hospitals and medical laboratories.

    The Company also manufactures and markets cytology and histology consumables. The Company's Cytofunnels are patented disposable specimen containers that are used in conjunction with its Cytospin. Other consumables offered by the Company include biopsy bags, disposable cutting blades, knife holders, reagents used by tissue processors, cell stains and fixatives, glass slides, and slide racks. In addition, the Company manufactures and markets immunohistochemistry kits, which are used to provide specific information about a disease. For example, they are used to determine the primary location of a malignancy based on the antibodies present in a secondary tumor specimen. New products in 1998 include the Finesse Microtome (TM), an instrument that prepares patient samples by slicing thin layers of sample for more accurate detection and diagnosis, and introductions of more chemical reagents to broaden the product line. The Company also introduced Netmon, a service to test the performance of its Pathcenter tissue processors from a remote location in advance of a service call, enabling service personnel to arrive equipped with the necessary replacement parts to repair the instrument.

    Pathology Equipment. The Company is also a leading provider of vented dissection equipment and refrigerated storage facilities used in autopsies and forensic evaluations. The Company's products, which are sold under the Shandon-Lipshaw brand name, are used by laboratories, morgues, medical schools, medical examiners, and research and veterinary facilities worldwide. The Company also designs, manufactures, and installs complete autopsy/mortuary facilities based upon customers' specific space, function, and budget requirements.

    The Company manufactures and markets a series of stationary tables, ranging from a standard autopsy table to an elevating, rotating autopsy table. These tables are equipped with several safety features including a down draft ventilation system to ensure that fumes are exhausted away from the work surface and a built-in continuous table rinse to flush waste away from the table surface. The Company's other principal pathology products include dissecting sinks, cadaver lifts, transportable tables and carts, refrigerators, storage facilities, and workstations. In addition to being used for autopsies, the Company's workstations are used by medical laboratories for many types of gross examinations and sectioning of specimens. In addition, the Company also markets numerous pathology-related consumables including fume hoods and filters, dissecting tools, instrument trays, and disposable boots and gloves.

    Blood Gas and ISE Consumables. The Clinical Products Group's ALKO Diagnostic business supplies consumables for blood gas and ISE analyzers. Blood gas analyzers are used to diagnosis the type and stage of certain diseases, such as coronary artery disease, by measuring the levels of gases in blood samples. ISE analyzers perform the same function by measuring the levels of electrolytes in blood, plasma, serum, and urine samples. The Company's products are used to calibrate, clean, and maintain these analyzers. The Company's products are compatible with most major brands of blood gas and ISE analyzers, and are used by hospitals and medical laboratories. The Company's principal products include electrodes, buffers, calibrators, cartridges, and tubing.

    Chemical Reagents. The Company's clinical chemical reagents are developed as a low-cost, high-quality alternative to OEM products, as well as to provide advanced stabilization technology for, as an example, longer shelf life.

    Rapid Diagnostics. The Company manufactures rapid diagnostic tests for infectious diseases based on a unique, patented thin-film optical immunoassay technology. The Company provides test kits for influenza, strep throat, group B strep, chlamydia, infectious mononucleosis, and pregnancy. New rapid diagnostic products in 1998 include the Flu OIA(R), an optical immunoassay diagnostic test kit cleared by the U.S. Food and Drug Administration (FDA) to detect influenza. This test detects both influenza A and B in 15 minutes. The Company also introduced new diagnostic test kits for pregnancy and infectious mononucleosis.

    The Company sells its cytology, histology, and pathology products to its customers through its direct sales force in France, Germany, the United Kingdom, and the United States, and through distributors.

    The Company's blood gas and ISE analyzers are sold through its direct sales force in the United States, distributors and OEM arrangements.

    The Company's chemical reagants and rapid diagnostics are sold through its direct sales force, distributors, and OEM arrangements.

Information Management Systems

    The Company offers laboratory information management systems and chromatography data systems for use in laboratories, industrial settings, and clinical testing facilities, through its LabSystems business. The Company's information management systems are designed to facilitate the monitoring and analysis of samples throughout the laboratory or clinical lifecycle, as well as store and organize data.

    Laboratory Information Management Systems. The Company is recognized as one of the world's leading LIMS suppliers. The Company also maintains an implementation support group that provides software customization and project management services for its customers. A substantial majority of the Company's customers are Fortune 500 companies in the process chemical, aerospace, pharmaceutical, environmental, oil and gas, petrochemical, automotive, food and beverage, agricultural, and medical products industries. The Company's products are used primarily for research and development, quality assurance and quality control, and processing facilities.

    In 1998, the Company introduced Nautilus, a new PC-based LIMS product, featuring a built-in instrument interface, which integrates laboratory instruments into the LIMS. The integration is fully automated, eliminates transcription errors, and allows data to be automatically imported from instruments into the LIMS.

    Chromatography Data Systems. The Company's CDS products are open system analytical tools that assist users in analyzing chromatographic data obtained via gas and liquid chromatography and CE. In 1998, the Company introduced Atlas, a CDS designed in joint development with chromatographers from some of the Company's clients to ensure the new system met the needs of customers.

    The Company's LIMS and CDS products serve a variety of geographic markets. The Company maintains direct sales and service offices in the United Kingdom and the United States, as well as a network of distributors, in Australia, China, Europe, and the United States.

    (ii) and (xi) New Products; Research and Development

    The Company's business includes the research and development of new products. (See "Principal Products and Services.") The Company expended $15,559,000, $14,057,000, and $7,298,000, respectively, on internally sponsored research and development programs in 1998, 1997, and 1996, respectively.

    (iii)   Raw Materials

    Raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

    (iv)    Patents, Licenses, and Trademarks

    The Company's policy is to protect its intellectual property rights and to apply for patent protection when appropriate. The Company currently holds several issued United States patents. The Company also has applications pending for additional United States patents and a number of foreign counterparts for its patents in various foreign countries. In addition, the Company has registered, or other, trademarks. Patent protection provides the Company with competitive advantages with respect to certain systems. The Company believes, however, that technical know-how and trade secrets are more important to its business than patent protection.

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

    (v)     Seasonal Influences

    Revenues from rapid diagnostics are higher during the winter months. In addition, the Company's revenues across all segments generally are lower in the third quarter of each calendar year, primarily because many of its European operations and customers are on holiday during part of the summer months.

    (vi)    Working Capital Requirements

    There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

    (vii)   Dependency on a Single Customer

    No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

    (viii)  Backlog

         The Company's backlog of firm orders at year-end 1998 and 1997 was:

(In thousands)                                                                              1998      1997
---------------------------------------------------------------------------------------- -------- ---------

Biomolecular Instruments and Consumables                                                 $ 9,820  $ 10,468
Clinical Equipment and Supplies                                                            8,497     6,055
Information Management Systems                                                            13,866    10,243
                                                                                         -------  --------

                                                                                         $32,183  $ 26,766
                                                                                         =======  ========



    Certain of these orders are cancelable by the customer upon payment of a cancellation charge. The Company anticipates that substantially all of the backlog at January 2, 1999, will be shipped or completed during the next twelve months. The Company does not believe the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

    (ix)    Government Contracts

    Not applicable.

    (x)     Competition

    The markets for the Company's products are highly competitive. In each of the markets it serves, the Company competes with a number of companies, many of which have greater engineering, manufacturing, and marketing resources than the Company.

Biomolecular Instruments and Consumables

    Immunoassay. The Company competes in the immunoassay market primarily on the basis of technological innovation, performance (including throughput and sensitivity), flexibility, and price. In the detection-systems market, the Company competes primarily with Bio-Tek Instruments, Inc. and Molecular Devices Corporation. In the automated-systems market, the Company's main competitors include Packard Biosciences, BioChem Pharma Inc., Immunosystems, Inc., Hamilton Bonaduz AG, and Tecan AG.

    Laboratory Consumables. The Company competes in the laboratory consumables market primarily on the basis of price, performance, and ease of use. The Company's principal competitors in the consumables or plastics market include Nalge Nunc Inc., Corning-Costar Corporation, Rainin Instruments, Greiner GmbH, and Eppendorf GmbH.

    Optical Biosensors. In the optical biosensors market, the Company competes primarily on the basis of technological innovation, performance, and price. The Company's main competitor is Biacore International, Inc.

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

    DNA Amplification. The Company's thermal cyclers compete in the DNA amplification market primarily on the basis of performance, ease of use, and, to a lesser extent, price. Major competitors include Perkin Elmer and MJ Research Technology.

    Capillary Electrophoresis. The Company competes in the market for CE systems primarily on the basis of technical performance and automation features, and, to a lesser extent, price. The Company's principal competitors in the CE market include Beckman Instruments, Inc. (Beckman), Bio-Rad Laboratories, Inc., and Hewlett-Packard.

Clinical Equipment and Supplies

    Cytology, Histology, and Pathology. The Company competes in the histology, cytology, and pathology laboratory equipment and supplies market, primarily on the basis of quality, price, and service. In the histology market, the Company's main competitors include Leica Microsystems, Sakura, Carl Zeiss, Inc., and Ventana Corporation. In the cytology market, the main competitors are Wescor Inc. and Cytec Industries, and in the autopsy and forensic market, competitors include Jewett, Mopec Inc., and Mortech.

    Blood Gas and ISE Consumables. The Company competes primarily on the basis of price, customer relationships, and product quality in the blood gas and ISE analyzers market. The Company's competitors include Chiron Corporation, Radiometer, IL, AVL, Beckman Coulter, Inc., Dade-Behring, Inc., and NOVA.

    Chemical Reagents. In the clinical chemistry reagent market, the Company's competitors include Abbott Laboratories, BioChem Pharma, Chiron Corporation, and Sigma.

    Rapid Diagnostics. In diagnostic test kits, the Company's main competitors are Abbott Laboratories, Becton, Dickinson and Company, Roche-Boeringher Manheim, and Quindel Corporation.

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

    (xii)   Environmental Protection Regulations

    The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

    (xiii)  Number of Employees

As of January 2, 1999, the Company employed 1,700 people.

(d) Financial Information About Geographic Areas

    Financial information about geographic areas is summarized in Note 12 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(e) Executive Officers of the Registrant

     Name                 Age  Present Title (Fiscal Year First
                               Became Executive Officer)
     -----------------------------------------------------------------

     Colin Maddix          53  President and Chief Executive Officer (1998)
     Theo Melas-Kyriazi    39  Chief Financial Officer (1998)
     Paul F. Kelleher      56  Chief Accounting Officer (1995)

    Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Mr. Maddix has been Chief Executive Officer, President, and a Director of the Company since March 1998. Since 1992, Mr. Maddix has been President and Chief Executive Officer of the Clinical Products Group of LSI, which includes Shandon Inc. and ALKO Diagnostics Corporation. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. In 1994, he was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument. In 1998, he became Vice President of Corporate Strategy for Thermo Electron. Mr. Kelleher has held comparable positions for at least five years with Thermo Instrument or Thermo Electron. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.     Properties

    The Company believes that its facilities are in good condition and are adequate to meet its current needs and that other suitable space is readily available if any leases are not extended. The Company also believes that none of its manufacturing facilities are currently fully utilized and that the additional manufacturing capacity available at such facilities will be sufficient to satisfy its manufacturing requirements for at lease the next 12 months. With respect to leases expiring in the near future, in the event that the Company does not renew such leases, the Company believes that suitable alternative space is available for lease on acceptable terms. The location and general character of the Company's properties by industry segment as of January 2, 1999, are:

Biomolecular Instruments and Consumables

    The Company leases approximately 155,000 square feet of office, laboratory, and production space in Finland under leases expiring through 2005; approximately 64,000 square feet of office, manufacturing, engineering, and laboratory space in Virginia, Massachusetts, and New Mexico, under leases expiring through 2001; approximately 28,000 square feet of office and laboratory space in Germany, under leases expiring through 2003; approximately 25,000 square feet of office, manufacturing, and laboratory space in England, under a lease expiring in 2009; approximately 22,000 square feet of laboratory space in Guernsey, under a lease expiring in 1999; approximately 22,000 square feet of office space in Sweden, under a lease expiring in 1999; approximately 18,000 square feet of office, engineering, and laboratory space in the United Kingdom, under leases expiring through 2002; approximately 55,000 square feet of office, manufacturing, and warehouse space in Belgium, China, Japan, Russia, Spain, France, and the Czech Republic under leases expiring through 2015.

Clinical Equipment and Supplies

    The Company owns approximately 95,000 square feet of manufacturing space in Pennsylvania. The Company leases approximately 145,000 square feet of office, manufacturing, laboratory, and distribution space in Texas, Colorado, Massachusetts, and Florida, under leases expiring through 2003; approximately 76,000 square feet of manufacturing, office, and engineering space in the United Kingdom, under leases expiring through 2014; approximately 45,000 square feet of office, manufacturing, laboratory, and distribution space in Australia, under leases expiring through 2002; approximately 19,000 square feet of office, manufacturing, and distribution, space in Croatia under a lease expiring in 2000; and 22,000 square feet of office, manufacturing, laboratory, sales, and distribution space in France, Germany, and New Zealand, under leases expiring through 2004.

Information Management Systems

    The Company leases approximately 30,000 square feet of office space in the United Kingdom, under a lease expiring in 2016; approximately 6,000 square feet of office space in Massachusetts, under a lease expiring in 2001; approximately 4,000 square feet of office space in California, under a lease expiring in 1999; approximately 14,000 square feet of office space in France, Germany, Spain, Australia, Holland, Japan, and China, including 2,500 square feet subleased from ThermoQuest and 2,500 square feet subleased from Thermo Optek, under leases expiring through 2003.

Item 3.     Legal Proceedings

    Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

    Not applicable.

                                  PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

    The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements as of January 2, 1999, and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    Not applicable.

                                  PART III
Item 10. Directors and Executive Officers of the Registrant

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

           List of Financial Statements and Schedules Referenced in this Item 14

           Information incorporated by reference from Exhibit 13 filed herewith:

              Consolidated Statement of Operations
              Consolidated Balance Sheet
              Consolidated Statement of Cash Flows
              Consolidated Statement of Comprehensive Income and
              Shareholders' Investment
              Notes to Consolidated Financial Statements
              Report of Independent Public Accountants

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

Date:  March 19, 1999               THERMO BIOANALYSIS CORPORATION


                                    By: /s/ Colin Maddix
                                        Colin Maddix
                                        President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 19, 1999.

Signature                           Title


By: /s/ Colin Maddix                President, Chief Executive Officer,
    Colin Maddix                     and Director


By: /s/ Theo Melas-Kyriazi          Chief Financial Officer
    Theo Melas-Kyriazi


By: /s/ Paul F. Kelleher            Chief Accounting Officer
    Paul F. Kelleher


By: /s/ Elias P. Gyftopoulos        Director
    Elias P. Gyftopoulos


By: /s/ Barry S. Howe               Director
    Barry S. Howe


By: /s/ Earl R. Lewis               Chairman of the Board and Director
    Earl R. Lewis


By: /s/ Jonathan W. Painter         Director
    Jonathan W. Painter


By: /s/ Arnold N. Weinberg          Director
    Arnold N. Weinberg

                  Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo BioAnalysis
Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo BioAnalysis Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1999, (except with respect to the matterS discussed in Note 15, as to which the date is March 17, 1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 14 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



Boston, Massachusetts
February 16, 1999


   SCHEDULE II
                                      THERMO BIOANALYSIS CORPORATION
                                    Valuation and Qualifying Accounts
                                              (In thousands)


Description                                      Provision    Accounts    Accounts   Other (a)     Balance
                                    Balance at  Charged to   Recovered     Written                  at End
                                     Beginning     Expense                     Off                 of Year
                                            of
                                          Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

Allowance for Doubtful Accounts

Year Ended January 2, 1999             $ 6,232     $   648     $    27     $(1,039)    $  (297)    $ 5,571

Year Ended January 3, 1998             $   991     $   606     $     -     $  (369)    $ 5,004     $ 6,232

Year Ended December 28, 1996           $   154     $   210     $     9     $  (188)    $   806     $   991


Description                           Balance at    Established      Activity     Other (c)        Balance
                                       Beginning     as Cost of    Charged to                       at End
                                         of Year   Acquisitions       Reserve                      of Year
----------------------------------- ------------- -------------- ------------- ------------- --------------

Accrued Acquisition Expenses (b)

Year Ended January 2, 1999                $4,604        $ 2,435        $(2,219)      $(1,216)      $ 3,604

Year Ended January 3, 1998                $1,857        $ 7,677        $(3,665)      $(1,265)      $ 4,604

Year Ended December 28, 1996              $    -        $ 2,995        $(1,232)      $   94        $ 1,857


Description                           Balance at      Provision      Activity     Other (e)        Balance
                                       Beginning     Charged to    Charged to                       at End
                                         of Year    Expense (f)       Reserve                      of Year
----------------------------------- ------------- -------------- ------------- ------------- --------------

Restructuring Reserves (d)

Year Ended January 2, 1999                $    -       $  1,102        $ (913)       $   20       $    209

(a) Includes allowance of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's 1998 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 2 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction in cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.
(d) The nature of activity in this account is described in Note 10 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(e) Represents the effect of foreign currency translation. (f) Excludes provision of $0.2 million for asset write-downs.

                                 EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

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

  3.1*     Certificate of Incorporation of the Registrant.

  3.2*     By-Laws of the Company.

  3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference herein from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998 [File No. 1-12179]).

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

                               EXHIBIT INDEX

Exhibit
Number     Description of Exhibit

 10.5 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 2, 1997, between Thermo Electron and the Company (incorporated by reference herein from Exhibit 10.39 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-9786]).

 10.6 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 2, 1997, between Thermo Instrument and the Company (incorporated by reference herein from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-12179]).

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

                               EXHIBIT INDEX

Exhibit
Number     Description of Exhibit

 10.22 Restated Stock Holding Assistance Plan and Form of Promissory Note (incorporated by reference herein from Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-12179]).

 10.21 $50,000,000 Principal Amount Promissory Note, due 1999, dated April 30, 1998 (incorporated by reference herein from Exhibit 10.21 to the Company's Registration Statement on Form S-1 [Reg.
           No. 333-52445]).

 13 Annual Report to Shareholders for the year ended January 2, 1999 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27        Financial Data Schedule.


Each exhibit above which is marked with an asterisk (*) is incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 [File No. 333-8697].