Form 10-Q
period 1999-04-03
THERMO BIOANALYSIS CORP /DE
filed 1999-05-11
CIK 1013547

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                         Outstanding at April 30, 1999
Common Stock, $.01 par value                          17,572,836

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                          THERMO BIOANALYSIS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, January 2,
(In thousands)                                                                            1999      1999
----------------------------------------------------------------------------------- ----------- ---------

Current Assets:
 Cash and cash equivalents (includes $42,432 and $40,861 under                        $ 70,350    $62,957
   repurchase agreements with affiliated company)
 Accounts receivable, less allowances of $6,329 and $5,571                              58,745     54,718
 Inventories:
   Raw materials and supplies                                                           12,324     11,370
   Work in process                                                                       5,279      3,532
   Finished goods                                                                       28,126     27,142
 Prepaid and refundable income taxes                                                    12,739     11,459
 Prepaid expenses and other current assets                                               7,272      5,253
                                                                                      --------   --------

                                                                                       194,835    176,431
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 37,191     36,955
 Less:  Accumulated depreciation and amortization                                       12,266     11,462
                                                                                      --------   --------

                                                                                        24,925     25,493

                                                                                      --------   --------
Patents and Other Assets                                                                24,821     24,204
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                            182,292    175,153
                                                                                      --------   --------

                                                                                      $426,873   $401,281
                                                                                      ========   ========




                         THERMO BIOANALYSIS CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, January 2,
(In thousands except share amounts)                                                       1999      1999
----------------------------------------------------------------------------------- ----------- ---------

Current Liabilities:
 Current maturities of long-term obligations (includes $50,000 due                    $ 53,719    $52,569
   to parent company)
 Notes payable and borrowings under overdraft facilities                                12,242     11,255
 Accounts payable                                                                       16,232     16,384
 Accrued payroll and employee benefits                                                   8,507      9,543
 Accrued income taxes                                                                   12,653     11,545
 Accrued acquisition expenses (Note 5)                                                   4,298      3,604
 Other accrued expenses (Note 6)                                                        25,361     18,700
 Due to parent company and affiliated companies                                          7,075      4,756
                                                                                      --------   --------

                                                                                       140,087    128,356
                                                                                      --------   --------

Deferred Income Taxes                                                                    1,686      1,679
                                                                                      --------   --------

Long-term Obligations:
 Subordinated convertible note, due to parent company                                   50,000     50,000
 Other                                                                                  28,039     10,181
                                                                                      --------   --------

                                                                                        78,039     60,181
                                                                                      --------   --------

Minority Interest                                                                           31        460
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 75,000,000 shares authorized; 18,120,790                    181        181
   and 18,096,950 shares issued
 Capital in excess of par value                                                        201,024    200,736
 Retained earnings                                                                      24,458     20,595
 Treasury stock at cost, 550,254 and 550,522 shares                                    (10,059)   (10,064)
 Deferred compensation                                                                     (99)         -
 Accumulated other comprehensive items (Note 2)                                         (8,475)      (843)
                                                                                      --------   --------

                                                                                       207,030    210,605
                                                                                      --------   --------

                                                                                      $426,873   $401,281
                                                                                      ========   ========







The accompanying notes are an integral part of these consolidated financial statements.



                         THERMO BIOANALYSIS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,    April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues (includes $1,302 and $698 to affiliated companies)                            $65,774     $54,434
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues (includes $580 and $426 for affiliated company                        30,968     26,583
   revenues)
 Selling, general, and administrative expenses                                          23,107     17,899
 Research and development expenses                                                       5,551      3,923
 Gain on sale of equipment                                                                (259)         -
                                                                                       -------     ------

                                                                                        59,367     48,405
                                                                                       -------     -------

Operating Income                                                                         6,407      6,029

Interest Income                                                                            750        998
Interest Expense (includes $1,234 and $1,865 to related party)                          (1,608)    (2,003)
Equity in Earnings of Unconsolidated Subsidiaries                                          710          -
Other Income                                                                                74          -
                                                                                       -------     ------

Income Before Provision for Income Taxes and Minority Interest                           6,333      5,024
Provision for Income Taxes                                                               2,469      1,822
Minority Interest Expense                                                                    1          -
                                                                                       -------     ------

Net Income                                                                             $ 3,863     $3,202
                                                                                       =======     ======

Earnings per Share (Note 3):
 Basic                                                                                 $   .22     $  .23
                                                                                       =======     ======

 Diluted                                                                               $   .21     $  .21
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                  17,556     14,086
                                                                                       =======     ======

 Diluted                                                                                20,730     17,299
                                                                                       =======     ======











The accompanying notes are an integral part of these consolidated financial statements.


                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,    April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  3,863    $ 3,202
 Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                       3,330      2,760
     Provision for losses on accounts receivable                                           239          5
     Gain on sale of equipment                                                            (259)         -
     Equity in earnings of unconsolidated subsidiaries                                    (710)         -
     Other noncash items                                                                    12          -
     Changes in current accounts, excluding the effects of acquisitions:
       Accounts receivable                                                              (1,171)     2,062
       Inventories                                                                       1,117     (1,407)
       Other current assets                                                             (1,019)    (1,136)
       Accounts payable                                                                  2,222         29
       Other current liabilities                                                           741     (9,614)
                                                                                      --------    -------

        Net cash provided by (used in) operating activities                              8,365     (4,099)
                                                                                      --------    -------

Investing Activities:
 Acquisitions, net of cash acquired (Note 5)                                           (12,865)         -
 Adjustment to acquisition purchase price                                                    -      9,075
 Purchases of property, plant, and equipment                                            (1,454)    (1,851)
 Proceeds from sale of property, plant, and equipment                                    1,278          -
 Other                                                                                       -        220
                                                                                      --------    -------

        Net cash provided by (used in) investing activities                            (13,041)     7,444
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                        185         95
 Issuance of long-term obligations (Note 5)                                             14,528          -
 Repayment of long-term obligations                                                     (2,181)         -
 Increase in short-term obligations, net                                                 1,569        725
                                                                                      --------    -------

        Net cash provided by financing activities                                       14,101        820
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                            (2,032)      (343)
                                                                                      --------    -------

Increase in Cash and Cash Equivalents                                                    7,393      3,822
Cash and Cash Equivalents at Beginning of Period                                        62,957     39,704
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 70,350    $43,526
                                                                                      ========    =======


                         THERMO BIOANALYSIS CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,    April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Noncash Activities (Note 5):
 Fair value of assets of acquired companies                                           $ 30,786    $     -
 Assumption of debt for acquired companies                                              (7,570)         -
 Cash paid for acquired companies                                                      (14,293)         -
                                                                                      --------    -------

   Liabilities assumed of acquired companies                                          $  8,923    $     -
                                                                                      ========    =======






































The accompanying notes are an integral part of these consolidated financial statements.




                         THERMO BIOANALYSIS CORPORATION
                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo BioAnalysis Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April
3, 1999, and April 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represent foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 1999 and 1998, the Company had a comprehensive loss of $3.8 million and comprehensive income of $2.2 million, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                      Three Months Ended
                                                                                      April 3,  April 4,
(In thousands except per share amounts)                                                   1999      1998
----------------------------------------------------------------------------------- ----------- ---------

Basic
Net Income                                                                             $ 3,863     $3,202
                                                                                       -------     ------

Weighted Average Shares                                                                 17,556     14,086
                                                                                       -------     ------

Basic Earnings per Share                                                               $   .22     $  .23
                                                                                       =======     ======

Diluted
Net Income                                                                             $ 3,863     $3,202
Effect of Convertible Note                                                                 390        390
                                                                                       -------     ------

Income Available to Common Shareholders, as Adjusted                                   $ 4,253     $3,592
                                                                                       -------     ------

Basic Weighted Average Shares                                                           17,556     14,086
Effect of:
 Convertible note                                                                        3,030      3,030
 Stock options                                                                             144        183
                                                                                       -------     ------

Weighted Average Shares, as Adjusted                                                    20,730     17,299
                                                                                       -------     ------

Diluted Earnings per Share                                                             $   .21     $  .21
                                                                                       =======     ======



3.    Earnings per Share (continued)

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 3, 1999, there were 388,000 of such options outstanding, with exercise prices ranging from $16.94 to $21.93 per share.

4.     Business Segment Information

                                                                                       Three Months Ended
                                                                                      April 3,    April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Biomolecular Instruments and Consumables                                              $28,372    $28,771
 Clinical Equipment and Supplies                                                        28,767     16,524
 Information Management Systems                                                          8,635      5,836
 Other                                                                                       -      3,303
                                                                                       -------     ------

                                                                                       $65,774    $54,434
                                                                                       -------    -------

Income Before Provision for Income Taxes and Minority Interest:
 Biomolecular Instruments and Consumables                                              $ 2,775     $3,282
 Clinical Equipment and Supplies                                                         2,180      1,969
 Information Management Systems                                                          2,081        643
 Other                                                                                       -        662
 Corporate (a)                                                                            (629)      (527)
                                                                                       -------     ------

 Total operating income                                                                  6,407      6,029
 Interest and other expense, net                                                           (74)    (1,005)
                                                                                       -------     ------

                                                                                       $ 6,333     $5,024
                                                                                       =======     ======

(a)  Primarily general and administrative expenses.

      During the first quarter of 1999, the Company acquired Konelab Oy and Clids Oy (Note 5), which increased total assets at the Clinical Equipment and Supplies segment by $29.0 million.

5.    Acquisitions

      In March 1999, the Company acquired the stock of Konelab Oy and substantially all of the assets of Clids Oy, both based in Finland, for a combined total purchase price, including related transaction costs, of $11.3 million in cash, net of cash acquired, and the assumption of $7.5 million of debt, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustment will be material. Konelab manufactures clinical chemistry analyzers and a variety of reagents consumed in the analytical process. Clids manufactures modular laboratory automation systems that yield cost-efficiencies for clinical labs. Also in March 1999, the Company acquired substantially all of the assets of Bio-Orbit Oy, based in Finland, for $0.6 million in cash and the assumption of $0.1 million of debt. Bio-Orbit manufactures luminometers and reagent kits for research, industrial, and environmental applications. To finance these acquisitions, the Company borrowed $12.5 million in Finland, which is guaranteed by Thermo Electron Corporation. The debt is payable semiannually through March
2004 and carries an interest rate at the 6-month Euribor rate plus 0.4%, which was 3.415% at April 3, 1999.



5.    Acquisitions (continued)

      In addition, during the first quarter of 1999, the Company purchased an additional interest in its 67%-owned joint venture in China for $1.0 million in cash, which increased the Company's ownership to 90%.

      These acquisitions have been accounted for using the purchase method of accounting, and their results of operations have been included in the accompanying financial statements from the respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $14.0 million, which is being amortized over 20 to 40 years. Allocation of the purchase price was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates. Pro forma data is not presented as the results of the acquired businesses were not material to the Company's results of operations.

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels, abandonment of excess facilities and, to a lesser extent, costs for the termination of certain joint venture arrangements and relocation of certain employees. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves as detailed below, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at April 3, 1999, primarily included completion of planned severances and abandonment of excess facilities for acquisitions completed during the last twelve months. A summary of the changes in accrued acquisition expenses is:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities      Other (a)          Total
----------------------------------------------- -------------- -------------- -------------- --------------

Balance at January 2, 1999                            $ 1,633         $1,630        $   341         $3,604
 Reserves established                                   1,173              -            100          1,273
 Usage                                                   (365)           (31)           (71)          (467)
 Currency translation adjustment                          (51)           (39)           (22)          (112)
                                                      -------         ------        -------         ------

Balance at April 3, 1999                              $ 2,390         $1,560        $   348         $4,298
                                                      =======         ======        =======         ======

(a) Includes reserve established for termination of certain joint venture arrangements and relocation of certain employees at acquired companies.

6.    Restructuring Costs

      During 1998, the Company recorded restructuring costs, which were accounted for in accordance with EITF 94-3, for severance of 69 employees and facility closing costs. As of January 2, 1999, the Company had terminated 54 employees and had $0.2 million accrued for severance and abandoned-facility payments. During the first quarter of 1999, the Company terminated one additional employee and expended $0.1 million of the established reserve, primarily for excess facilities. As of April 3, 1999, the remaining liability for severance and excess facilities of $0.1 million is included in other accrued expenses in the accompanying balance sheet. The Company expects to complete the implementation of its restructuring plan during the second quarter of 1999.

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

"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended January 2, 1999, filed with the Securities and Exchange Commission.

Overview

      The Company's businesses operate in three segments: Biomolecular
Instruments and Consumables, Clinical Equipment and Supplies, and Information
Management Systems. The Company's Biomolecular Instruments and Consumables segment designs, manufactures, and markets products for immunoassay testing as well as a variety of proprietary products based on emerging technologies including optical biosensor, polymerase chain reaction for DNA amplification, MALDI-TOF mass spectrometry, and capillary electrophoresis. These products are used in pharmaceutical and biochemical research, as well as for clinical laboratory testing and diagnosis of patient samples. The Company's Clinical
Equipment and Supplies segment designs, manufactures, and markets clinical equipment and consumables, including cytology, histology, and pathology equipment and consumables; consumables for blood gas and ion-selective electrolyte analyzers; chemical reagents and accessories; and rapid diagnostic tests for use in physician offices. The Company's Information Management Systems segment designs, develops, and supports laboratory information management systems and chromatography data systems, for use in laboratories, industrial applications, and clinical testing facilities, which are designed to facilitate the monitoring and analysis of samples and the organization of storage data throughout the laboratory or clinical life cycle.

      Effective 1998, the Company acquired Data Medical Associates, Inc. in
May; Trace Scientific Limited in August; BioStar, Inc. in November; and
Angewandte Gentechnologie Systeme GmbH in December. During the first quarter of 1999, the Company acquired Konelab Oy, Clids Oy, and Bio-Orbit Oy (Note 5).

      A significant percentage of the Company's revenues is derived from the sale of products and services outside the U.S., including certain Asian countries and Russia, through export sales and sales by the Company's foreign operations. Asia and Russia have been experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. Through year-end 1998, the Company's sales to Asia were adversely affected by the unstable economic conditions there, and there can be no assurance that future periods will not also be adversely affected. To date, sales to Russia have not been adversely affected by the unstable economic conditions there; however, no assurances concerning future sales and trends can be given.

      The Company anticipates that a significant portion of its revenues will continue to be from sales to customers outside the U.S. As a result, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. The Company may use forward contracts to reduce its exposure to currency fluctuations.

Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Total revenues increased to $65.8 million in the first quarter of 1999 from $54.4 million in the first quarter of 1998. Revenues at the Clinical
Equipment and Supplies segment increased to $28.8 million in the first quarter of 1999 from $16.5 million in the first quarter of 1998, primarily due to an increase in revenues of $11.9 million from acquisitions and, to a lesser extent, higher demand for certain of the segment's products. These increases were offset in part by a decrease of $0.6 million due to a change in the distribution relationship with certain affiliated companies that switched to direct sales.


First Quarter 1999 Compared With First Quarter 1998 (continued)

      Revenues at the Information Management Systems segment increased to $8.6 million in the first quarter of 1999 from $5.8 million in the first quarter of 1998, due to higher demand for the segment's products and the expansion of sales and distribution channels into new markets.

      Revenues at the Biomolecular Instruments and Consumables segment decreased to $28.4 million in the first quarter of 1999 from $28.8 million in the first quarter of 1998, primarily due to a decrease of $0.8 million as a result of lower demand for MRX readers and a decrease of $0.8 million due to a change in distribution channels in China from distributors to a direct salesforce. To a lesser extent, revenues decreased due to lower sales of the segment's DIAS immunoassay system to original equipment manufacturer customers and lower demand for the segment's MALDI-TOF products. These decreases were offset in part by an increase in revenues of $1.0 million due to favorable effects of currency translation due to the weakening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates and an increase in revenues of $0.8 million due to acquisitions.

      Revenues at the Company's Eberline health physics division were $3.3 million in the first quarter of 1998. The Eberline health physics division is excluded from the Company's results in the first quarter of 1999, due to the Company contributing this business to a joint venture formed with Thermo
Instrument Systems Inc. in July 1998.

      The gross profit margin increased to 53% in the first quarter of 1999 from 51% in the first quarter of 1998, primarily due to the introduction of certain higher-margin products and manufacturing efficiencies at the Biomolecular
Instruments and Consumables segment and the Information Management Systems segment. To a lesser extent, the gross profit margin increased due to the exclusion of the results in the first quarter of 1999 of the Company's former
Eberline health physics division, which had lower gross margins. These increases were offset in part by the inclusion of $0.5 million of nonrecurring expense at the Clinical Equipment and Supplies segment relating to the sale of inventories that were revalued in connection with the acquisition of Konelab Oy and Clids Oy
(Note 5). In connection with the acquisitions completed during the first quarter of 1999, the Company expects an additional charge of approximately $0.8 million for the sale of revalued inventories during the remainder of 1999.

      Selling, general, and administrative expenses as a percentage of revenues increased to 35% in the first quarter of 1999 from 33% in the first quarter of 1998, primarily due to the opening of four direct sales and service offices and the expansion of the U.S. direct sales and service office at the Biomolecular
Instruments and Consumables segment and, to a lesser extent, the exclusion of the results in the first quarter of 1999 of the Company's former Eberline health physics division, which had lower selling, general, and administrative expenses as a percentage of revenues.

      Research and development expenses increased to $5.6 million in the first quarter of 1999 from $3.9 million in the first quarter of 1998, primarily due to the inclusion of expenses from acquired businesses.

      During the first quarter of 1999, the Company sold equipment and realized a gain of $0.3 million.

      Interest income decreased to $0.8 million in the first quarter of 1999 from $1.0 million in the first quarter of 1998, primarily due to the inclusion in the first quarter of 1998 of interest income received from Thermo Instrument on a $9.1 million adjustment to the aggregate purchase price for certain acquisitions. Interest expense decreased to $1.6 million in the first quarter of 1999 from $2.0 million in the first quarter of 1998, primarily due to the repayment in the fourth quarter of 1998 of $37.9 million of debt payable to Thermo Instrument associated with the acquisition of the Clinical Products Group of Life Sciences International.

      Equity in earnings of unconsolidated subsidiaries in the accompanying statement of income represents the Company's proportionate share of earnings from its joint ventures.

      The effective tax rate was 39% in the first quarter of 1999, compared with 36% in the first quarter of 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate increased in the first quarter of 1999 primarily due to an increase in nondeductible expenses, primarily amortization of cost in excess of net assets of acquired companies.



Liquidity and Capital Resources

      Consolidated working capital was $54.7 million as of April 3, 1999, compared with $48.1 million as of January 2, 1999. Included in working capital are cash and cash equivalents of $70.4 million as of April 3, 1999, compared with $63.0 million as of January 2, 1999. During the first quarter of 1999, $8.4 million of cash was provided by operating activities. An increase in accounts payable and other current liabilities provided $3.0 million of cash, primarily due to the timing of payments. Cash of $1.2 million was used to fund an increase in accounts receivable, primarily due to an increase in revenues.

      Investing activities used $13.0 million of cash during the first quarter of 1999. During 1999, the Company completed acquisitions for aggregate consideration of $12.9 million in cash, net of cash acquired. The Company expended $1.5 million for purchases of property, plant, and equipment during the first quarter of 1999, and expects to make capital expenditures of approximately
$8.0 million during the remainder of 1999. During the first quarter of 1999, the Company received proceeds from the sale of equipment of $1.3 million.

      The Company's financing activities provided $14.1 million of cash during the first quarter of 1999. In the first quarter of 1999, certain divisions of the Company borrowed $14.5 million of debt denominated in the currencies of countries where the divisions operate, primarily to fund the acquisition of three Finish companies (Note 5). The Company used $2.2 million of cash to repay long-term obligations.

      The Company has undertaken a restructuring of certain acquired and existing businesses (Notes 5 and 6). Amounts accrued for such activities totaled
$4.4 million at April 3, 1999. The Company expects that such expenditures will not change materially from amounts accrued at April 3, 1999.

      The Company expects to have positive cash flow from its existing operations. The Company expects that it will finance any future acquisitions through a combination of internal funds and/or borrowings, which may include borrowings from Thermo Instrument or Thermo Electron Corporation, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company has a $50.0 million promissory note payable to Thermo Instrument due July 1999, which it expects to repay through internal funds. Thermo Instrument, however, has stated its intention to require repayment of such indebtedness only to the extent that the Company's resources permit. Accordingly, the Company believes that its existing cash and cash equivalents are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information-technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information-technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information-technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or facilities that were identified during phase one are prioritized and




Year 2000 (continued)

remediated. Based on its evaluations of its critical facilities, the Company does not believe any material upgrades or modifications are required. The
Company is currently upgrading or replacing its material noncompliant information-technology systems, and this process was approximately 85% complete as of April 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information-technology systems and critical facilities will be year 2000 compliant by October 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty, early in their expected life and/or subject to U.S. Food and Drug Administration considerations related to the year 2000. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is now following-up with its significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has completed its assessment of third-party risk, and expects that its significant suppliers and vendors will be year 2000 compliant before the end of 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $1.2 million as of April 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $1.9 million. Of the external costs incurred as of April 3, 1999, approximately $1.0 million was spent on testing and upgrading information-technology systems. In fiscal 1998, approximately 56% of the Company's total information-technology budget was spent on year 2000 issues. In addition, as of April 3, 1999, $0.1 million had been spent on testing and upgrading products and $0.1 million had been spent to test and upgrade facilities. Year 2000 costs relating to products and facilities were funded from working capital. All internal costs and related external costs other than capital additions related to year 2000 remediation have been and will continue to be expensed as incurred.

      The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information-systems group.


Year 2000 (continued)

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's significant suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely impacted.
There is expected to be a significant amount of litigation relating to the year
2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates, equity prices, and interest rates has not changed materially from its exposure at year-end 1998.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May 1999.

                                                          THERMO BIOANALYSIS CORPORATION



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit
Number  Description of Exhibit

   27          Financial Data Schedule.

