Form 10-Q
period 1999-07-03
THERMO BIOANALYSIS CORP /DE
filed 1999-08-11
CIK 1013547

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                  FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class                         Outstanding at July 30, 1999
     Common Stock, $.01 par value                     17,587,252


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         THERMO BIOANALYSIS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                         July 3, January 2,
(In thousands)                                                                              1999       1999
------------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $950 and $40,861 under repurchase                  $ 26,284    $62,957
   agreements with affiliated company)
 Advance to affiliate (Note 7)                                                            38,423          -
 Accounts receivable, less allowances of $5,126 and $5,571                                59,015     54,718
 Inventories:
   Raw materials and supplies                                                             12,305     11,370
   Work in process                                                                         4,360      3,532
   Finished goods                                                                         27,941     27,142
 Prepaid and refundable income taxes                                                      11,851     11,459
 Prepaid expenses and other current assets                                                 7,190      5,253
                                                                                        --------   --------

                                                                                         187,369    176,431
                                                                                        --------   --------

Property, Plant, and Equipment, at Cost                                                   37,424     36,955
 Less:  Accumulated depreciation and amortization                                         13,178     11,462
                                                                                        --------   --------

                                                                                          24,246     25,493
                                                                                        --------   --------

Patents and Other Assets                                                                  24,007     24,204
                                                                                        --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                              179,493    175,153
                                                                                        --------   --------

                                                                                        $415,115   $401,281
                                                                                        ========   ========



                         THERMO BIOANALYSIS CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                         July 3, January 2,
(In thousands except share amounts)                                                         1999       1999
------------------------------------------------------------------------------------- ----------- ---------

Current Liabilities:
 Current maturities of long-term obligations (includes $27,602 and                      $ 30,127    $52,569
   $50,000 due to parent company; Note 8)
 Notes payable and borrowings under overdraft facilities                                  11,381     11,255
 Accounts payable                                                                         13,962     16,384
 Accrued payroll and employee benefits                                                     8,146      9,543
 Accrued income taxes                                                                     11,853     11,545
 Accrued acquisition expenses (Note 5)                                                     4,138      3,604
 Other accrued expenses                                                                   22,609     18,700
 Due to parent company and affiliated companies                                            4,627      4,756
                                                                                        --------   --------

                                                                                         106,843    128,356
                                                                                        --------   --------

Deferred Income Taxes                                                                      1,688      1,679
                                                                                        --------   --------

Long-term Obligations:
 Subordinated convertible note, due to parent company                                     50,000     50,000
 Other (in 1999 includes $22,398 due to parent company; Notes 5 and 8)                    48,825     10,181
                                                                                        --------   --------

                                                                                          98,825     60,181
                                                                                        --------   --------

Minority Interest                                                                             26        460
                                                                                        --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 75,000,000 shares authorized; 18,140,772                      181        181
   and 18,096,950 shares issued
 Capital in excess of par value                                                          201,226    200,736
 Retained earnings                                                                        28,777     20,595
 Treasury stock at cost, 553,520 and 550,522 shares                                      (10,121)   (10,064)
 Deferred compensation                                                                       (90)         -
 Accumulated other comprehensive items (Note 2)                                          (12,240)      (843)
                                                                                        --------   --------

                                                                                         207,733    210,605
                                                                                        --------   --------

                                                                                        $415,115   $401,281
                                                                                        ========   ========








The accompanying notes are an integral part of these consolidated financial statements.


                         THERMO BIOANALYSIS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                        July 3,    July 4,
(In thousands except per share amounts)                                                    1999       1998
------------------------------------------------------------------------------------ ----------- ----------

Revenues (includes $451 and $2,128 to affiliated companies)                             $72,846    $55,345
                                                                                        -------    -------

Costs and Operating Expenses:
 Cost of revenues (includes $315 and $1,365 for affiliated company                       34,654     25,829
   revenues)
 Selling, general, and administrative expenses                                           24,837     18,393
 Research and development expenses                                                        6,013      3,689
 Gain on sale of equipment                                                                 (212)         -
                                                                                        -------    -------

                                                                                         65,292     47,911
                                                                                        -------    -------

Operating Income                                                                          7,554      7,434

Interest Income                                                                             759        681
Interest Expense (includes $1,236 and $1,837 to related party)                           (1,611)    (1,975)
Equity in Earnings of Unconsolidated Subsidiaries                                           452          -
Other Income                                                                                 33          -
                                                                                        -------    -------

Income Before Provision for Income Taxes and Minority Interest                            7,187      6,140
Provision for Income Taxes                                                                2,875      2,333
Minority Interest Income                                                                     (7)         -
                                                                                        -------    -------

Net Income                                                                              $ 4,319     $3,807
                                                                                        =======     ======

Earnings per Share (Note 3):
 Basic                                                                                  $   .25     $  .26
                                                                                        =======     ======

 Diluted                                                                                $   .23     $  .23
                                                                                        =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                   17,575     14,797
                                                                                        =======     ======

 Diluted                                                                                 20,782     18,049
                                                                                        =======     ======












The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO BIOANALYSIS CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                        July 3,    July 4,
(In thousands except per share amounts)                                                    1999       1998
------------------------------------------------------------------------------------ ----------- ----------

Revenues (includes $1,753 and $2,826 to affiliated companies)                          $138,620   $109,779
                                                                                       --------   --------

Costs and Operating Expenses:
 Cost of revenues (includes $895 and $1,791 for affiliated company                       65,622     52,412
   revenues)
 Selling, general, and administrative expenses                                           47,944     36,292
 Research and development expenses                                                       11,564      7,612
 Gain on sale of equipment                                                                 (471)         -
                                                                                       --------   --------

                                                                                        124,659     96,316
                                                                                       --------   --------

Operating Income                                                                         13,961     13,463

Interest Income                                                                           1,509      1,679
Interest Expense (includes $2,470 and $3,702 to related party)                           (3,219)    (3,978)
Equity in Earnings of Unconsolidated Subsidiaries                                         1,162          -
Other Income                                                                                107          -
                                                                                       --------   --------

Income Before Provision for Income Taxes and Minority Interest                           13,520     11,164
Provision for Income Taxes                                                                5,344      4,155
Minority Interest Income                                                                     (6)         -
                                                                                       --------   --------

Net Income                                                                             $  8,182   $  7,009
                                                                                       ========   ========

Earnings per Share (Note 3):
 Basic                                                                                 $    .47   $    .49
                                                                                       ========   ========

 Diluted                                                                               $    .43   $    .44
                                                                                       ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                   17,566     14,442
                                                                                       ========   ========

 Diluted                                                                                 20,756     17,674
                                                                                       ========   ========












The accompanying notes are an integral part of these consolidated financial statements.



                         THERMO BIOANALYSIS CORPORATION


                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                        July 3,    July 4,
(In thousands)                                                                             1999       1998
------------------------------------------------------------------------------------ ----------- ----------

Operating Activities:
 Net income                                                                            $  8,182    $ 7,009
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                        6,674      5,453
     Provision for losses on accounts receivable                                            365        200
     Gain on sale of equipment                                                             (471)         -
     Equity in earnings of unconsolidated subsidiaries                                   (1,162)         -
     Other noncash items                                                                     53          -
     Changes in current accounts, excluding the effects of acquisitions:
       Accounts receivable                                                               (2,676)     3,444
       Inventories                                                                        1,135     (4,335)
       Other current assets                                                              (1,456)    (1,109)
       Accounts payable                                                                  (3,104)    (2,716)
       Other current liabilities                                                         (2,589)    (6,356)
                                                                                       --------   --------

        Net cash provided by operating activities                                         4,951      1,590
                                                                                       --------   --------

Investing Activities:
 Advances to affiliate, net (Note 7)                                                    (38,423)         -
 Acquisitions, net of cash acquired (Note 5)                                            (12,903)    (6,602)
 Adjustment to acquisition purchase price                                                     -      9,459
 Purchases of property, plant, and equipment                                             (3,033)    (3,214)
 Proceeds from sale of property, plant, and equipment                                     1,590          -
 Other                                                                                        -        234
                                                                                       --------   --------

        Net cash used in investing activities                                           (52,769)      (123)
                                                                                       --------   --------

Financing Activities:
 Net proceeds from issuance of Company common stock                                         325     69,146
 Issuance of long-term obligations (Note 5)                                              14,528          -
 Repayment of indebtedness to parent company                                                  -     (6,342)
 Repayment of long-term obligations                                                      (5,259)         -
 Increase in short-term obligations, net                                                  2,461      1,737
                                                                                       --------   --------

        Net cash provided by financing activities                                        12,055     64,541
                                                                                       --------   --------

Exchange Rate Effect on Cash                                                               (910)       (90)
                                                                                       --------   --------

Increase (Decrease) in Cash and Cash Equivalents                                        (36,673)    65,918
Cash and Cash Equivalents at Beginning of Period                                         62,957     39,704
                                                                                       --------   --------

Cash and Cash Equivalents at End of Period                                             $ 26,284   $105,622
                                                                                       ========   ========




                         THERMO BIOANALYSIS CORPORATION


                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                        July 3,    July 4,
(In thousands)                                                                             1999       1998
------------------------------------------------------------------------------------ ----------- ----------

Noncash Activities (Note 5):
 Fair value of assets of acquired companies                                            $ 30,786    $ 7,790
 Assumption of debt for acquired companies                                               (7,570)         -
 Cash paid for acquired companies                                                       (14,293)    (6,615)
                                                                                       --------   --------

   Liabilities assumed of acquired companies                                           $  8,923   $  1,175
                                                                                       ========   ========






































The accompanying notes are an integral part of these consolidated financial statements.




                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo BioAnalysis Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July 4, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 1999 and 1998, the Company had comprehensive income of $554,000 and $5,119,000, respectively. During the first six months of 1999 and 1998, the Company had a comprehensive loss of $3,215,000 and comprehensive income of $7,354,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended      Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                       $4,319     $ 3,807     $8,182     $ 7,009
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          17,575      14,797     17,566      14,442
                                                                 ------     -------     ------     -------

Basic Earnings per Share                                         $  .25     $   .26     $  .47     $   .49
                                                                 ======     =======     ======     =======

Diluted
Net Income                                                       $4,319     $ 3,807     $8,182     $ 7,009
Effect of Convertible Note                                          390         390        780         780
                                                                 ------     -------     ------     -------

Income Available to Common Shareholders,                         $4,709     $ 4,197     $8,962     $ 7,789
                                                                 ------     -------     ------     -------
 as Adjusted

Basic Weighted Average Shares                                    17,575      14,797     17,566      14,442
Effect of:
 Convertible note                                                 3,030       3,030      3,030       3,030
 Stock options                                                      177         222        160         202
                                                                 ------     -------     ------     -------

Weighted Average Shares, as Adjusted                             20,782      18,049     20,756      17,674
                                                                 ------     -------     ------     -------

Diluted Earnings per Share                                       $  .23     $   .23     $  .43     $   .44
                                                                 ======     =======     ======     =======




3.    Earnings per Share (continued)

      The computation of diluted earnings per share for all periods excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 170,000 of such options outstanding, with exercise prices ranging from $19.33 to $21.93 per share.

4.     Business Segment Information

                                                                Three Months Ended        Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
   Biomolecular Instruments and Consumables                     $29,516    $ 28,228    $57,888    $ 56,999
   Clinical Equipment and Supplies                               33,654      15,712     62,421      32,236
   Information Management Systems                                 9,676       7,575     18,311      13,411
   Other (a)                                                          -       3,830          -       7,133
                                                                -------    --------    -------    --------

                                                                $72,846    $ 55,345   $138,620    $109,779
                                                                =======    ========   ========    ========

Income Before Provision for Income Taxes and
 Minority Interest:
   Biomolecular Instruments and Consumables                     $ 2,711    $  3,378    $ 5,486    $  6,660
   Clinical Equipment and Supplies                                2,958       2,108      5,138       4,077
   Information Management Systems                                 2,806       1,610      4,887       2,253
   Other                                                              -         824          -       1,486
   Corporate (b)                                                   (921)       (486)    (1,550)     (1,013)
                                                                -------    --------    -------    --------

   Total operating income                                         7,554       7,434     13,961      13,463
   Interest and other expense, net                                 (367)     (1,294)      (441)     (2,299)
                                                                -------    --------    -------    --------

                                                                $ 7,187    $  6,140    $13,520    $ 11,164
                                                                =======    ========    =======    ========

(a) Represents Eberline health physics division, which was contributed to a joint venture formed with Thermo Instrument Systems Inc. in July 1998.
(b) Primarily general and administrative expenses.

      During the first quarter of 1999, the Company acquired Konelab Oy and Clids Oy (Note 5), which increased total assets at the Clinical Equipment and Supplies segment as of July 3, 1999, by $28.0 million.

5.     Acquisitions

      In March 1999, the Company acquired the stock of Konelab Oy and substantially all of the assets of Clids Oy, both based in Finland, for a combined total purchase price, including related transaction costs, of $11.3 million in cash, net of cash acquired, and the assumption of $7.5 million of debt, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustment will be material. Konelab manufactures clinical chemistry analyzers and a variety of reagents consumed in the analytical process. Clids manufactures modular laboratory automation systems that yield cost-efficiencies for clinical labs. Also in March 1999, the Company acquired substantially all of the assets of Bio-Orbit Oy, based in Finland, for $0.6 million in cash and the assumption of $0.1 million of debt. Bio-Orbit manufactures luminometers and reagent kits for research, industrial, and environmental applications. To finance these acquisitions, the Company borrowed $12.5 million in Finland, which is guaranteed by Thermo Electron Corporation. The debt is payable semiannually through March
2004 and bears interest at the 6-month Euribor rate plus 0.4%, which was 3.1% at July 3, 1999.


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

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels, abandonment of excess facilities and, to a lesser extent, costs for the termination of certain joint venture arrangements and relocation of certain employees. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves as detailed below, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at July 3, 1999, primarily included completion of planned severances and abandonment of excess facilities for acquisitions completed during the last 12 months. A summary of the changes in accrued acquisition expenses is:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities      Other (a)          Total
----------------------------------------------- -------------- -------------- -------------- --------------

Balance at January 2, 1999                             $1,633         $1,630         $  341         $3,604
 Reserves established                                   1,321              -            295          1,616
 Usage                                                   (634)          (109)          (112)          (855)
 Currency translation adjustment                         (121)           (61)           (45)          (227)
                                                       ------         ------         ------         ------

Balance at July 3, 1999                                $2,199         $1,460         $  479         $4,138
                                                       ======         ======         ======         ======

(a) Includes reserve established for relocation of certain employees at acquired companies and for termination of certain joint venture arrangements.

6.    Restructuring Costs

      During 1998, the Company recorded restructuring costs, which were accounted for in accordance with EITF 94-3, for severance for 69 employees and facility closing costs. As of January 2, 1999, the Company had terminated 54 employees and had $209,000 accrued for severance and abandoned-facility payments. During the first six months of 1999, the Company terminated 15 additional employees and expended the remaining reserve for severance and excess facilities.

7.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or


7.    Cash Management Arrangement (continued)

immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

8.    Long-term Obligations

      On July 9, 1999, in satisfaction of a $50,000,000 obligation to Thermo
Instrument, the Company repaid $27,602,000 to Thermo Instrument with internal funds and refinanced $22,398,000 of the obligation through borrowings from affiliates of Thermo Electron. The terms of the new debt are being finalized, but the parties have agreed to a maturity of July 15, 2001, and interest at the three-month LIBOR rate as of the first day of the fiscal quarter, plus .25%, which was 5.34% at July 9, 1999. As of July 3, 1999, of the $50,000,000
obligation, $27,602,000 is included in current maturities of long-term obligations and $22,398,000 is included in other long-term obligations in the accompanying balance sheet.

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

Overview

      The Company's businesses operate in three segments: Biomolecular
Instruments and Consumables, Clinical Equipment and Supplies, and Information
Management Systems. The Company's Biomolecular Instruments and Consumables segment designs, manufactures, and markets products for immunoassay testing as well as a variety of proprietary products based on emerging technologies, including optical biosensor, polymerase chain reaction for DNA amplification, MALDI-TOF mass spectrometry, and capillary electrophoresis. These products are used in pharmaceutical and biochemical research, as well as for clinical laboratory testing and diagnosis of patient samples. The Company's Clinical
Equipment and Supplies segment designs, manufactures, and markets clinical equipment and consumables, including cytology, histology, and pathology equipment and consumables; consumables for blood gas and ion-selective electrolyte analyzers; chemical reagents and accessories; rapid diagnostic tests for use in physician offices; and clinical biochemistry testing, instrumentation, and automation equipment. The Company's Information Management
Systems segment designs, develops, and supports laboratory information management systems and chromatography data systems for use in laboratories, industrial applications, and clinical testing facilities, which are designed to facilitate the monitoring and analysis of samples and the organization of storage data throughout the laboratory or clinical life cycle.

     In 1998, the Company acquired Data Medical  Associates,  Inc. in May; Trace
Scientific Limited in August; BioStar, Inc. in November; and Angewandte
Gentechnologie Systeme GmbH in December. During the first quarter of 1999, the Company acquired Konelab Oy, Clids Oy, and Bio-Orbit Oy (Note 5).

      A significant percentage of the Company's revenues is derived from the sale of products and services outside the U.S., including certain Asian countries and Russia, through export sales and sales by the Company's foreign operations. Asia and Russia have been experiencing a severe economic crisis, which has been characterized by sharply


Overview (continued)

reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets.
Through year-end 1998, the Company's sales to Asia were adversely affected by the unstable economic conditions there, and there can be no assurance that future periods will not also be adversely affected. To date, sales to Russia have not been adversely affected by the unstable economic conditions there;
however, no assurances concerning future sales and trends can be given.

      The Company anticipates that a significant portion of its revenues will continue to be from sales to customers outside the U.S. As a result, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. The Company may use forward contracts to reduce its exposure to currency fluctuations.

Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Total revenues increased to $72.8 million in the second quarter of 1999 from $55.3 million in the second quarter of 1998. Revenues at the Clinical
Equipment and Supplies segment increased to $33.7 million in 1999 from $15.7 million in 1998, primarily due to an increase in revenues of $16.9 million due to acquisitions and, to a lesser extent, higher demand for certain of the segment's products.

      Revenues at the Information Management Systems segment increased to $9.7 million in the second quarter of 1999 from $7.6 million in the second quarter of 1998, due to higher demand and the expansion of sales and distribution channels into new markets.

      Revenues at the Biomolecular Instruments and Consumables segment increased to $29.5 million in the second quarter of 1999 from $28.2 million in the second quarter of 1998, primarily due to an increase in revenues of $1.8 million due to acquisitions. This increase in revenues was offset in part by a decrease in revenues due to lower demand for the segment's MALDI-TOF products and a decrease in revenues of $0.5 million due to the unfavorable effects of currency translation due to the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

      Revenues at the Company's Eberline health physics division were $3.8 million in the second quarter of 1998. The Company no longer consolidates the results of the Eberline health physics division with its results due to the Company contributing this business to a joint venture formed with Thermo
Instrument Systems Inc. in July 1998. As a result, the Company records its proportionate share of earnings from this joint venture as equity in earnings of unconsolidated subsidiaries in the accompanying statement of income.

      The gross profit margin decreased to 52% in the second quarter of 1999 from 53% in the second quarter of 1998, primarily due to the inclusion of lower-margin revenues at acquired businesses. This decrease was offset in part by the exclusion of results in the second quarter of 1999 of the Company's former Eberline health physics division, which had lower gross margins.

      Selling, general, and administrative expenses as a percentage of revenues increased to 34% in the second quarter of 1999 from 33% in the second quarter of 1998, primarily due to the exclusion of results in the second quarter of 1999 of the Company's former Eberline health physics division, which had lower selling, general, and administrative expenses as a percentage of revenues.

      Research and development expenses increased to $6.0 million in the second quarter of 1999 from $3.7 million in the second quarter of 1998, primarily due to the inclusion of expenses from acquired businesses.

      During the second quarter of 1999, the Company sold equipment and realized a gain of $0.2 million.



Second Quarter 1999 Compared With Second Quarter 1998 (continued)

      Interest income increased to $0.8 million in the second quarter of 1999 from $0.7 million in the second quarter of 1998, primarily due to higher average invested balances. Interest expense decreased to $1.6 million in the second quarter of 1999 from $2.0 million in the second quarter of 1998, primarily due to the repayment in the fourth quarter of 1998 of $37.9 million of debt payable to Thermo Instrument associated with the acquisition of the Clinical Products
Group of Life Sciences International.

      Equity in earnings of unconsolidated subsidiaries in the accompanying statement of income represents the Company's proportionate share of earnings from its joint ventures.

      The effective tax rate was 40% in the second quarter of 1999, compared with 38% in the second quarter of 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate increased in the second quarter of 1999 primarily due to an increase in nondeductible amortization of cost in excess of net assets of acquired companies.

First Six Months 1999 Compared With First Six Months 1998

      Total revenues increased to $138.6 million in the first six months of 1999 from $109.8 million in the first six months of 1998. Revenues at the Clinical
Equipment and Supplies segment increased to $62.4 million in 1999 from $32.2 million in 1998, primarily due to an increase in revenues of $28.8 million due to acquisitions and, to a lesser extent, higher demand for certain of the segment's products. These increases in revenues were offset in part by a decrease in revenues due to a change in the distribution relationship with certain affiliated companies that switched to direct sales.

      Revenues at the Information Management Systems segment increased to $18.3 million in the first six months of 1999 from $13.4 million in the first six months of 1998, due to higher demand and the expansion of sales and distribution channels into new markets. These increases in revenues were offset in part by a decrease in revenues of $0.2 million due to the unfavorable effects of currency translation due to the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

      Revenues at the Biomolecular Instruments and Consumables segment increased to $57.9 million in the first six months of 1999 from $57.0 million in the first six months of 1998, primarily due to an increase in revenues of $2.6 million due to acquisitions and an increase in revenues of $0.5 million due to the favorable effects of currency translation due to the weakening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates. This increase in revenues was offset in part by a decrease in revenues due to lower demand for the segment's MALDI-TOF products and MRX Readers and a change in distribution channels in China from distributors to a direct sales force.

      Revenues at the Company's Eberline health physics division were $7.1 million in the first six months of 1998. The Company no longer consolidates the results of the Eberline health physics division with its results due to the reason discussed in the results of operations for the second quarter.

      The gross profit margin increased to 53% in the first six months of 1999 from 52% in the first six months of 1998, primarily due to a change in sales mix. To a lesser extent, the gross profit margin increased due to the exclusion of results in the first six months of 1999 of the Company's former Eberline health physics division, which had lower gross margins. These increases in the gross profit margin were offset in part by the inclusion of lower-margin revenues at acquired businesses and $0.5 million of nonrecurring expense at the Clinical Equipment and Supplies segment relating to the sale of inventories that were revalued in connection with the acquisition of Konelab Oy and Clids Oy
(Note 5).


First Six Months 1999 Compared With First Six Months 1998 (continued)

      Selling, general, and administrative expenses as a percentage of revenues increased to 35% in the first six months of 1999 from 33% in the first six months of 1998, primarily due to the exclusion of results in the first six months of 1999 of the Company's former Eberline health physics division, which had lower selling, general, and administrative expenses as a percentage of revenues and, to a lesser extent, the inclusion of the results of acquired businesses, which have higher costs as a percentage of revenues.

      Research and development expenses increased to $11.6 million in the first six months of 1999 from $7.6 million in the first six months of 1998, primarily due to the inclusion of expenses from acquired businesses.

      During the first six months of 1999, the Company sold equipment and realized a gain of $0.5 million.

      Interest income decreased to $1.5 million in the first six months of 1999 from $1.7 million in the first six months of 1998, primarily due to the inclusion in the first six months of 1998 of interest income received from Thermo Instrument on a $9.5 million adjustment to the aggregate purchase price for certain acquisitions. Interest expense decreased to $3.2 million in the first six months of 1999 from $4.0 million in the first six months of 1998, primarily due to the reason discussed in the results of operations for the second quarter.

      Equity in earnings of unconsolidated subsidiaries in the accompanying statement of income represents the Company's proportionate share of earnings from its joint ventures.

      The effective tax rate was 39.5% in the first six months of 1999, compared with 37.2% in the first six months of 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate increased in the first six months of 1999 primarily due to an increase in nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

      Consolidated working capital was $80.5 million as of July 3, 1999, compared with $48.1 million as of January 2, 1999. Included in working capital are cash and cash equivalents of $26.3 million as of July 3, 1999, compared with $63.0 million as of January 2, 1999. In addition, as of July 3, 1999, the
Company had $38.4 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo
Electron Corporation (Note 7), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. During the first six months of 1999, $5.0 million of cash was provided by operating activities. A decrease in accounts payable and other current liabilities used
$5.7 million of cash, primarily due to the timing of payments. Cash of $2.7 million was used to fund an increase in accounts receivable, primarily due to an increase in revenues at the Information Management Systems segment and the timing of shipments.

      Excluding advance to affiliate activity, the Company's primary investing activity consisted of acquisitions for aggregate consideration of $12.9 million in cash, net of cash acquired. In addition, the Company expended $3.0 million for purchases of property, plant, and equipment during the first six months of 1999, and expects to make capital expenditures of approximately $4.0 million during the remainder of 1999. During the first six months of 1999, the Company received proceeds from the sale of property, plant, and equipment of $1.6 million.

      The Company's financing activities provided $12.1 million of cash during the first six months of 1999. In the first six months of 1999, certain divisions of the Company borrowed $14.5 million of debt denominated in the currencies of countries where the divisions operate, primarily to fund the acquisition of three Finish companies (Note 5). The Company used $5.3 million of cash to repay long-term obligations.


Liquidity and Capital Resources (continued)

      The Company has undertaken a restructuring of certain acquired businesses
(Note 5). Amounts accrued for such activities totaled $4.1 million at July 3, 1999. The Company expects that such expenditures will not change materially from amounts accrued at July 3, 1999.

      On July 9, 1999, in satisfaction of a $50.0 million obligation to Thermo
Instrument, the Company repaid $27.6 million to Thermo Instrument with internal funds and refinanced $22.4 million of the obligation through borrowings from affiliates of Thermo Electron (Note 8).

      The Company expects to have positive cash flow from its existing operations. The Company expects that it will finance any future acquisitions through a combination of internal funds and/or borrowings, which may include short-term borrowings from Thermo Instrument or Thermo Electron, although there is no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing cash and cash equivalents are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date-recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information-technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical non-information technology systems, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 87% complete as of July 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by November 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty, early in their expected life, and/or subject to U.S. Food and Drug Administration considerations related to the year 2000. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.



Year 2000 (continued)

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is now following up with its significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has completed its assessment of third-party risk, and expects that its significant suppliers and vendors will be year 2000 compliant before the end of 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by November 1999.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $1.4 million as of July 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $2.0 million. Of the external costs incurred as of July 3, 1999, approximately $1.2 million was spent on testing and upgrading information technology systems, which represents approximately 56% of the Company's total information technology budget. In addition, as of July 3, 1999, $0.1 million had been spent on testing and upgrading products and $0.1 million had been spent to test and upgrade facilities. Year 2000 costs relating to products and facilities were funded from working capital. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred.

      The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

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

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate



Year 2000 (continued)

using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's significant suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely impacted.
There is expected to be a significant amount of litigation relating to the year
2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates, equity prices, and interest rates has not changed materially from its exposure at year-end 1998.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

      On May 27, 1999, at the Annual Meeting of Stockholders, the stockholders elected five incumbent directors to a one-year term expiring in 2000. The
Directors elected at the meeting were: Dr. Elias P. Gyftopoulos, Mr. Earl R.
Lewis, Mr. Colin Maddix, Mr. Jonathan W. Painter, and Dr. Arnold N. Weinberg.
Each director received 17,254,678 shares voted in favor of his election and 16,994 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of August 1999.

                                                          THERMO BIOANALYSIS CORPORATION



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number  Description of Exhibit

  10.1         Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation.

  10.2         Amended and Restated Directors Stock Option Plan of the Registrant.

  10.3         Amended and Restated Equity Incentive Plan of the Registrant.

  10.4         Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

  27           Financial Data Schedule.



