Form 10-Q
period 1999-10-02
THERMO BIOANALYSIS CORP /DE
filed 1999-11-09
CIK 1013547

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                         Outstanding at October 29, 1999
   Common Stock, $.01 par value                     20,627,761



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         THERMO BIOANALYSIS CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $40,861 under                                    $ 29,655    $62,957
   repurchase agreements with affiliated company in 1998)
 Advance to affiliate (Note 6)                                                          10,278          -
 Accounts receivable, less allowances of $5,591 and $5,571                              60,706     54,718
 Inventories:
   Raw materials and supplies                                                           16,275     11,370
   Work in process                                                                       5,254      3,532
   Finished goods                                                                       24,402     27,142
 Prepaid and refundable income taxes                                                    12,161     11,459
 Other current assets                                                                    8,024      5,253
                                                                                      --------   --------

                                                                                       166,755    176,431
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 39,130     36,955
 Less:  Accumulated depreciation and amortization                                       15,064     11,462
                                                                                      --------   --------

                                                                                        24,066     25,493
                                                                                      --------   --------

Patents and Other Assets                                                                24,318     24,204
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                            184,426    175,153
                                                                                      --------   --------

                                                                                      $399,565   $401,281
                                                                                      ========   ========



                         THERMO BIOANALYSIS CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Short-term obligations and current maturities of long-term                           $ 24,851    $63,824
   obligations (includes advance from affiliate of $1,980 in 1999;
   Note 6 and $50,000 due to parent company in 1998; Note 7)
 Accounts payable                                                                       16,261     16,384
 Accrued payroll and employee benefits                                                   8,108      9,543
 Accrued income taxes                                                                   10,106     11,545
 Accrued acquisition expenses (Note 5)                                                   4,181      3,604
 Deferred revenue                                                                        4,860      4,641
 Other accrued expenses                                                                 18,738     14,059
 Due to parent company and affiliated companies                                          3,033      4,756
                                                                                      --------   --------

                                                                                        90,138    128,356
                                                                                      --------   --------

Deferred Income Taxes                                                                    1,687      1,679
                                                                                      --------   --------

Long-term Obligations:
 Subordinated convertible note, due to parent company (Note 8)                          50,000     50,000
 Other (in 1999 includes $16,602 due to affiliated company; Notes 5 and 7)              42,309     10,181
                                                                                      --------   --------

                                                                                        92,309     60,181
                                                                                      --------   --------

Minority Interest                                                                           28        460
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 75,000,000 shares authorized; 18,148,772                    181        181
   and 18,096,950 shares issued
 Capital in excess of par value                                                        201,284    200,736
 Retained earnings                                                                      32,268     20,595
 Treasury stock at cost, 551,314 and 550,522 shares                                    (10,081)   (10,064)
 Deferred compensation                                                                     (81)         -
 Accumulated other comprehensive items (Note 2)                                         (8,168)      (843)
                                                                                      --------   --------

                                                                                       215,403    210,605
                                                                                      --------   --------

                                                                                      $399,565   $401,281
                                                                                      ========   ========







The accompanying notes are an integral part of these consolidated financial statements.


                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Revenues (includes $344 and $704 to affiliated companies)                              $66,468    $51,110
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues (includes $154 and $325 for affiliated company                        29,877     27,930
   revenues)
 Selling, general, and administrative expenses                                          25,114     18,189
 Research and development expenses                                                       5,598      3,274
 Restructuring costs                                                                         -      1,300
 Loss on sale of equipment, net                                                             36          -
                                                                                       -------    -------

                                                                                        60,625     50,693
                                                                                       -------    -------

Operating Income                                                                         5,843        417

Interest Income                                                                            436      1,413
Interest Expense (includes $603 and $1,795 to related party)                            (1,183)    (2,004)
Equity in Earnings of Unconsolidated Subsidiaries                                          627        409
Other Income                                                                                 5          -
                                                                                       -------    -------

Income Before Provision for Income Taxes and Minority Interest                           5,728        235
Provision for Income Taxes                                                               2,235        420
Minority Interest Expense                                                                    2          -
                                                                                       -------    -------

Net Income (Loss)                                                                      $ 3,491    $  (185)
                                                                                       =======    =======

Earnings (Loss) per Share (Note 3):
 Basic                                                                                 $   .20    $  (.01)
                                                                                       =======    =======

 Diluted                                                                               $   .19    $  (.01)
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  17,590     18,065
                                                                                       =======    =======

 Diluted                                                                                20,783     18,065
                                                                                       =======    =======











The accompanying notes are an integral part of these consolidated financial statements.


                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Revenues (includes $2,097 and $2,832 to affiliated companies)                         $205,088   $160,889
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues (includes $741 and $1,690 for affiliated company                      95,499     80,342
   revenues)
 Selling, general, and administrative expenses                                          73,058     54,481
 Research and development expenses                                                      17,162     10,886
 Restructuring costs                                                                         -      1,300
 Gain on sale of equipment, net                                                           (435)         -
                                                                                      --------   --------

                                                                                       185,284    147,009
                                                                                      --------   --------

Operating Income                                                                        19,804     13,880

Interest Income                                                                          1,945      3,092
Interest Expense (includes $3,073 and $5,497 to related party)                          (4,402)    (5,982)
Equity in Earnings of Unconsolidated Subsidiaries                                        1,789        409
Other Income                                                                               112          -
                                                                                      --------   --------

Income Before Provision for Income Taxes and Minority Interest                          19,248     11,399
Provision for Income Taxes                                                               7,579      4,575
Minority Interest Income                                                                    (4)         -
                                                                                      --------   --------

Net Income                                                                            $ 11,673   $  6,824
                                                                                      ========   ========

Earnings per Share (Note 3):
 Basic                                                                                $    .66   $    .44
                                                                                      ========   ========

 Diluted                                                                              $    .62   $    .42
                                                                                      ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  17,574     15,649
                                                                                      ========   ========

 Diluted                                                                                20,765     18,879
                                                                                      ========   ========











The accompanying notes are an integral part of these consolidated financial statements.



                         THERMO BIOANALYSIS CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Operating Activities:
 Net income                                                                           $ 11,673    $ 6,824
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       9,983      8,155
     Provision for losses on accounts receivable                                         1,008        382
     Gain on sale of equipment, net                                                       (435)         -
     Equity in earnings of unconsolidated subsidiaries                                  (1,789)      (409)
     Other noncash items                                                                    80      2,893
     Changes in current accounts, excluding the effects of acquisitions:
       Accounts receivable                                                              (5,201)     3,668
       Inventories                                                                        (533)    (1,592)
       Other current assets                                                             (1,109)    (1,777)
       Accounts payable                                                                 (3,242)    (3,804)
       Other current liabilities                                                        (4,988)    (9,480)
                                                                                      --------    -------

        Net cash provided by operating activities                                        5,447      4,860
                                                                                      --------    -------

Investing Activities:
 Advances to affiliate, net (Note 6)                                                   (10,278)         -
 Acquisitions, net of cash acquired (Note 5)                                           (12,903)   (16,109)
 Adjustment to acquisition purchase price                                                    -      9,459
 Purchases of property, plant, and equipment                                            (4,545)    (4,653)
 Proceeds from sale of property, plant, and equipment                                    1,643        848
 Issuance of note receivable                                                                 -     (2,000)
 Other                                                                                     255        (86)
                                                                                      --------    -------

        Net cash used in investing activities                                          (25,828)   (12,541)
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                        423     69,184
 Issuance of long-term obligations (Note 5)                                             14,528          -
 Issuance of long-term obligation to affiliated company (Note 7)                        15,958          -
 Repayment of indebtedness to parent company (Note 7)                                  (50,000)    (6,342)
 Repayment of long-term obligations                                                     (8,318)         -
 Increase in short-term obligations, net                                                14,145        295
 Purchases of Company common stock                                                           -    (10,064)
 Other                                                                                       -         28
                                                                                      --------    -------

        Net cash provided by (used in) financing activities                           $(13,264)   $53,101
                                                                                      --------    -------



                         THERMO BIOANALYSIS CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Exchange Rate Effect on Cash                                                          $    343    $ 2,470
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                       (33,302)    47,890
Cash and Cash Equivalents at Beginning of Period                                        62,957     39,704
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 29,655    $87,594
                                                                                      ========    =======

Noncash Activities:
 Fair value of assets of acquired companies                                           $ 32,871    $24,130
 Cash paid for acquired companies                                                      (14,406)   (16,109)
 Assumption of debt for acquired companies                                              (7,570)         -
                                                                                      --------    -------

   Liabilities assumed of acquired companies                                          $ 10,895    $ 8,021
                                                                                      ========    =======































The accompanying notes are an integral part of these consolidated financial statements.


                         THERMO BIOANALYSIS CORPORATION

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo BioAnalysis Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended
October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 1999 and 1998, the Company had comprehensive income of $7,563,000 and $6,878,000, respectively. During the first nine months of 1999 and 1998, the Company had comprehensive income of $4,348,000 and $14,232,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2, October 3,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------ ---------- ----------- ---------- ----------

Basic
Net Income (Loss)                                                $3,491     $  (185)   $11,673    $ 6,824
                                                                 ------     -------    -------    -------

Weighted Average Shares                                          17,590      18,065     17,574     15,649
                                                                 ------     -------    -------    -------

Basic Earnings (Loss) per Share                                  $  .20     $  (.01)   $   .66    $   .44
                                                                 ======     =======    =======    =======

Diluted
Net Income (Loss)                                                $3,491     $  (185)   $11,673    $ 6,824
Effect of Convertible Note                                          390           -      1,170      1,170
                                                                 ------     -------    -------    -------

Income (Loss) Available to Common Shareholders, as Adjusted      $3,881     $  (185)   $12,843    $ 7,994
                                                                 ------     -------    -------    -------

Basic Weighted Average Shares                                    17,590      18,065     17,574     15,649
Effect of:
 Convertible note                                                 3,030           -      3,030      3,030
 Stock options                                                      163           -        161        200
                                                                 ------     -------     ------    -------

Weighted Average Shares, as Adjusted                             20,783      18,065     20,765     18,879
                                                                 ------     -------     ------    -------

Diluted Earnings (Loss) per Share                                $  .19      $ (.01)    $  .62    $   .42
                                                                 ======      ======     ======    =======



3.    Earnings (Loss) per Share (continued)

      The computation of diluted earnings (loss) per share for all periods excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 362,000 of such options outstanding, with exercise prices ranging from $18.16 to $22.88 per share. In addition, the computation for diluted loss per share for the three-month period ended October 3, 1998, excludes the effect of assuming the conversion of the Company's $50,000,000 principal amount 4.875% subordinated convertible note, convertible at $16.50 per share, because the effect would be antidilutive.

4.     Business Segment Information

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
   Biomolecular Instruments and Consumables                     $28,888    $ 25,483    $86,776    $ 82,482
   Clinical Equipment and Supplies                               29,007      18,364     91,428      50,600
   Information Management Systems                                 8,573       7,263     26,884      20,674
   Other (a)                                                          -           -          -       7,133
                                                                -------    --------    -------    --------

                                                                $66,468    $ 51,110   $205,088    $160,889
                                                                =======    ========   ========    ========

Income (Loss) Before Provision for Income Taxes
 and Minority Interest:
   Biomolecular Instruments and Consumables (b)                 $ 2,916    $ (1,317)   $ 8,402    $  5,343
   Clinical Equipment and Supplies (c)                            2,115         685      7,253       4,762
   Information Management Systems                                 1,549       1,890      6,436       4,143
   Other (a)                                                          -           -          -       1,486
   Corporate (d)                                                   (737)       (841)    (2,287)     (1,854)
                                                                -------    --------    -------    --------

   Total operating income                                         5,843         417     19,804      13,880
   Interest and other expense, net                                 (115)       (182)      (556)     (2,481)
                                                                -------    --------    -------    --------

                                                                $ 5,728    $    235    $19,248    $ 11,399
                                                                =======    ========    =======    ========

(a) Represents Eberline health physics division, which was contributed to a joint venture formed with Thermo Instrument Systems Inc. in July 1998.
(b) Includes restructuring and nonrecurring costs of $3.6 million in 1998.
(c) Includes restructuring costs of $0.5 million in 1998.
(d) Primarily general and administrative expenses.

      During the first quarter of 1999, the Company acquired Konelab Oy and Clids Oy (Note 5), which increased total assets at the Clinical Equipment and Supplies segment as of October 2, 1999, by $30.9 million.

5.     Acquisitions

      In March 1999, the Company acquired the stock of Konelab Oy and substantially all of the assets of Clids Oy, both based in Finland, for a combined total purchase price, including related transaction costs, of $11.3 million in cash, net of cash acquired, and the assumption of $7.5 million of debt, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustment will be material. Konelab manufactures clinical chemistry analyzers and a variety of reagents consumed in the analytical process. Clids manufactures modular laboratory automation systems that yield cost-efficiencies for clinical labs. Also in March 1999, the Company acquired substantially all of the assets of Bio-Orbit Oy, based in Finland, for $0.6 million in cash and the assumption of $0.1 million of debt. Bio-Orbit manufactures luminometers and reagent kits for


5.    Acquisitions (continued)

research, industrial, and environmental applications. To finance these acquisitions, the Company borrowed $12.5 million in Finland, which is guaranteed by Thermo Electron Corporation. The debt is payable semiannually through March
2004 and bears interest at the 6-month Euribor rate plus 0.4%, which was 3.4% at October 2, 1999.

      In addition, during the first quarter of 1999, the Company purchased an additional interest in its 67%-owned joint venture in China for $1.0 million in cash, which increased the Company's ownership to 90%.

      These acquisitions have been accounted for using the purchase method of accounting, and their results of operations have been included in the accompanying financial statements from the respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $17.0 million, which is being amortized over 20 to 40 years. Allocation of the purchase price was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates. Pro forma data is not presented as the results of the acquired businesses were not material to the Company's results of operations.

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels, abandonment of excess facilities and, to a lesser extent, costs for the relocation of certain employees and for termination of certain joint venture arrangements. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves as detailed below, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at October 2, 1999, primarily included completion of planned severances and abandonment of excess facilities for acquisitions completed during the last 12 months. A summary of the changes in accrued acquisition expenses is:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities      Other (a)         Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                             $1,633         $1,630         $  341         $3,604
 Reserves established                                   1,608            145            397          2,150
 Usage                                                 (1,096)          (138)          (168)        (1,402)
 Decrease due to finalization of                          (10)             -            (19)           (29)
   restructuring plan, recorded as a
   decrease to cost in excess of net assets
   of acquired companies
 Currency translation                                     (84)           (24)           (34)          (142)
                                                       ------         ------         ------         ------

Balance at October 2, 1999                             $2,051         $1,613         $  517         $4,181
                                                       ======         ======         ======         ======

(a) Includes reserve established for relocation of certain employees at acquired companies and for termination of certain joint venture arrangements.

6.    Cash Management Arrangements

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management


6.    Cash Management Arrangements (continued)

arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

      Effective August 1999, the Company's Germany-based subsidiaries commenced use of a new cash management arrangement with a wholly owned subsidiary of Thermo Electron. Under the new arrangement, amounts advanced to or borrowed from the subsidiary of Thermo Electron bear interest at prevailing German market rates, set at the beginning of each month. Thermo Electron's subsidiary maintains cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 100% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries. The Company can withdraw its funds invested in this arrangement with no prior notice. Amounts invested or borrowed under this arrangement are included in "advance to affiliate" or "advance from affiliate" in the accompanying balance sheet.

7.    Long-term Obligations

      On July 9, 1999, in satisfaction of a $50,000,000 obligation to Thermo
Instrument, the Company repaid $27,602,000 to Thermo Instrument with internal funds and refinanced $22,398,000 of the obligation. Of the $22,398,000 that was refinanced, $6,440,000 is expected to be repaid within the next twelve months and is included in short-term obligations and current maturities of long-term obligations in the accompanying balance sheet. This amount bears interest at a variable rate, which was 5.45% at October 2, 1999. The balance of $15,958,000 was borrowed from a wholly owned subsidiary of Thermo Instrument, has a maturity date of July 15, 2001, bears interest at a fixed rate of 6.05%, and is included in other long-term obligations in the accompanying balance sheet.

8.    Subsequent Event

      On October 26, 1999, the Company's $50,000,000 principal amount 4.875% subordinated convertible note, convertible at $16.50 per share, was converted by Thermo Instrument into 3,030,303 shares of Company common stock.

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


Overview (continued)

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

     In 1998, the Company acquired Data Medical  Associates,  Inc. in May; Trace
Scientific Limited in August; BioStar, Inc. in November; and Angewandte
Gentechnologie Systeme GmbH in December. In March 1999, the Company acquired
Konelab Oy, Clids Oy, and Bio-Orbit Oy (Note 5).

      A significant percentage of the Company's revenues is derived from the sale of products and services outside the U.S., including certain Asian countries and Russia, through export sales and sales by the Company's foreign operations. Asia and Russia have been experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's sales to Asia in 1998 were adversely affected by the unstable economic conditions there, and there can be no assurance that future periods will not also be adversely affected. To date, sales to Russia have not been adversely affected by the unstable economic conditions there; however, no assurances concerning future sales and trends can be given.

      The Company anticipates that a significant portion of its revenues will continue to be from sales to customers outside the U.S. As a result, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. The Company may use forward contracts to reduce its exposure to currency fluctuations.

Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Total revenues increased to $66.5 million in the third quarter of 1999 from $51.1 million in the third quarter of 1998. Revenues at the Clinical
Equipment and Supplies segment increased to $29.0 million in 1999 from $18.4 million in 1998, primarily due to an increase in revenues of $10.8 million due to acquisitions. This increase in revenues was offset in part by a decrease in revenues of $0.3 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

      Revenues at the Biomolecular Instruments and Consumables segment increased to $28.9 million in the third quarter of 1999 from $25.5 million in the third quarter of 1998, primarily due to higher demand and, to a lesser extent, an increase in revenues of $1.2 million due to acquisitions. These increases in revenues were offset in part by a decrease in revenues of $0.7 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

      Revenues at the Information Management Systems segment increased to $8.6 million in the third quarter of 1999 from $7.3 million in the third quarter of 1998, due to higher demand and the expansion of sales and distribution channels into new markets. These increases in revenues were offset in part by a decrease in revenues of $0.3 million due to the unfavorable effects of currency translation as a result of the strengthening in value of the U.S. dollar relative to foreign currencies in countries in which the Company operates.


Third Quarter 1999 Compared With Third Quarter 1998 (continued)

      The gross profit margin increased to 55% in the third quarter of 1999 from 45% in the third quarter of 1998, primarily due to a $2.8 million inventory write-down recorded during the third quarter of 1998 that related to discontinuing several low-margin product lines and closing the Company's bioinstrumentation manufacturing operation in Guernsey. To a lesser extent, the gross profit margin increased due to the inclusion of higher-margin revenues at acquired businesses and changes in the sales mix at the Biomolecular Instruments and Consumables segment.

      Selling, general, and administrative expenses as a percentage of revenues increased to 38% in the third quarter of 1999 from 36% in the third quarter of 1998, primarily due to the inclusion of the results of acquired businesses, which have higher costs as a percentage of revenues and, to a lesser extent, an increase in costs at the Biomolecular Instruments and Consumables segment due to the opening of a sales and service office in India and the expansion of the Company's joint venture in China.

      Research and development expenses increased to $5.6 million in the third quarter of 1999 from $3.3 million in the third quarter of 1998, primarily due to the inclusion of expenses from acquired businesses.

      Interest income decreased to $0.4 million in the third quarter of 1999 from $1.4 million in the third quarter of 1998, primarily due to lower average invested balances as a result of the repayment of debt discussed below. Interest expense decreased to $1.2 million in the third quarter of 1999 from $2.0 million in the third quarter of 1998, primarily due to the repayment in the fourth quarter of 1998 of $37.9 million of debt to Thermo Instrument Systems Inc.
associated with the acquisition of the Clinical Products Group of Life Sciences
International and the repayment of $27.6 million of debt to Thermo Instrument in July 1999 (Note 7).

      Equity in earnings of unconsolidated subsidiaries in the accompanying statement of operations represents the Company's proportionate share of earnings from its joint ventures.

      The effective tax rates in both periods exceeded the statutory federal income tax rate, primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies. The effective tax rate was higher in the third quarter of 1998 primarily due to the larger relative effect of nondeductible costs.

First Nine Months 1999 Compared With First Nine Months 1998

      Total revenues increased to $205.1 million in the first nine months of 1999 from $160.9 million in the first nine months of 1998. Revenues at the Clinical Equipment and Supplies segment increased to $91.4 million in 1999 from $50.6 million in 1998, primarily due to an increase in revenues of $39.6 million due to acquisitions and, to a lesser extent, higher demand for certain of the segment's products. These increases in revenues were offset in part by a decrease in revenues due to a change in the distribution relationship with certain affiliated companies that switched to direct sales and, to a lesser extent, due to the unfavorable effects of currency translation which resulted in $0.5 million of lower revenues in the 1999 period.

      Revenues at the Information Management Systems segment increased to $26.9 million in the first nine months of 1999 from $20.7 million in the first nine months of 1998, due to the reasons discussed in the results of operations for the third quarter. These increases in revenues were offset in part by a decrease in revenues of $0.5 million due to the unfavorable effects of currency translation.

      Revenues at the Biomolecular Instruments and Consumables segment increased to $86.8 million in the first nine months of 1999 from $82.5 million in the first nine months of 1998, primarily due to an increase in revenues of $3.8 million due to acquisitions. This increase in revenues was offset in part by a decrease in revenues due to lower demand for the segment's MRX Readers and MALDI-TOF products and a change in distribution channels in China from distributors to a direct sales force.


First Nine Months 1999 Compared With First Nine Months 1998 (continued)

      Revenues at the Company's Eberline health physics division were $7.1 million in the first nine months of 1998. The Company no longer consolidates the results of the Eberline health physics division with its results due to the Company contributing this business to a joint venture formed with Thermo
Instrument in July 1998. As a result, the Company records its proportionate share of earnings from this joint venture as equity in earnings of unconsolidated subsidiaries in the accompanying statement of operations.

      The gross profit margin increased to 53% in the first nine months of 1999 from 50% in the first nine months of 1998, primarily due to a $2.8 million inventory write-down recorded during 1998 that related to discontinuing several low-margin product lines and closing the Company's bioinstrumentation manufacturing operation in Guernsey. To a lesser extent, the gross profit margin increased due to changes in the sales mix at the Biomolecular Instrument and Consumables segment and the exclusion of the results in the 1999 period of the Company's former Eberline health physics division, which had lower gross margins.

      Selling, general, and administrative expenses as a percentage of revenues increased to 36% in the first nine months of 1999 from 34% in the first nine months of 1998, primarily due to the exclusion of the results in the 1999 period of the Company's former Eberline health physics division, which had lower selling, general, and administrative expenses as a percentage of revenues. To a lesser extent, selling, general, and administrative expenses as a percentage of revenues increased due to the reasons discussed in the results of operations for the third quarter.

      Research and development expenses increased to $17.2 million in the first nine months of 1999 from $10.9 million in the first nine months of 1998, primarily due to the inclusion of expenses from acquired businesses.

      During the first nine months of 1999, the Company sold equipment and realized a gain of $0.4 million.

      Interest income decreased to $1.9 million in the first nine months of 1999 from $3.1 million in the first nine months of 1998, primarily due to the inclusion in the 1998 period of interest income received from Thermo Instrument on a $9.5 million adjustment to the aggregate purchase price for certain acquisitions. Interest expense decreased to $4.4 million in the first nine months of 1999 from $6.0 million in the first nine months of 1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      Equity in earnings of unconsolidated subsidiaries in the accompanying statement of operations represents the Company's proportionate share of earnings from its joint ventures.

      The effective tax rate was 39% and 40% in the first nine months of 1999 and 1998, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

      Consolidated working capital was $76.6 million as of October 2, 1999, compared with $48.1 million as of January 2, 1999. Included in working capital are cash and cash equivalents of $29.7 million as of October 2, 1999, compared with $63.0 million as of January 2, 1999. In addition, as of October 2, 1999, the Company had $10.3 million invested in an advance to affiliate. Prior to the use of new cash management arrangements between the Company and Thermo Electron
Corporation (Note 6), which became effective in 1999, such amounts were included in cash and cash equivalents. During the first nine months of 1999, $5.4 million of cash was provided by operating activities. A decrease in accounts payable and other current liabilities used $8.2 million of cash, primarily due to the timing of payments and expenditures of accrued acquisition costs. An increase in accounts receivable used $5.2 million of cash, primarily due to the timing of customer payments and shipments, as well as an increase in revenues at the Information Management Systems segment.


Liquidity and Capital Resources (continued)

      Excluding advance to affiliate activity, the Company's primary investing activity consisted of acquisitions for aggregate consideration of $12.9 million in cash, net of cash acquired. In addition, the Company expended $4.5 million for purchases of property, plant, and equipment during the first nine months of 1999, and expects to make capital expenditures of approximately $3.0 million during the remainder of 1999. During the first nine months of 1999, the Company received proceeds from the sale of property, plant, and equipment of $1.6 million.

      The Company's financing activities used $13.3 million of cash during the first nine months of 1999. During this period, the Company repaid a $50.0 million obligation to Thermo Instrument through the use of internal funds and borrowing from affiliates (Note 7) and used $8.3 million of cash to repay long-term obligations. In addition, certain divisions of the Company borrowed
$14.5 million of debt denominated in the currencies of countries where the divisions operate, primarily to fund the acquisition of three Finnish companies
(Note 5).

      The Company has undertaken a restructuring of certain acquired businesses
(Note 5). Amounts accrued for such activities totaled $4.2 million at October 2, 1999. The Company expects that such expenditures will not change materially from amounts accrued at October 2, 1999.

      In October 1999, the Company's $50.0 million subordinated convertible note was converted into 3,030,303 shares of Company common stock (Note 8).

      In October 1999, the Company acquired Interactiva Biotechnologie GmbH for approximately $2.1 million in cash and the assumption of $1.2 million of debt.
Interactiva, based in Germany, synthesizes customized biomolecules for gene research and clinical diagnostic applications.

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

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date-recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information-technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors to determine their year 2000 compliance status; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information


Year 2000 (continued)

technology systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical non-information technology systems, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 92% complete as of October 2, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company expects that its remaining material information technology systems will be year 2000 compliant by the end of November 1999.

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

      The Company has also of identified and assessed the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company followed up with its significant suppliers and vendors that did not respond to the Company's questionnaires. The Company has substantially completed its assessment of third-party risk.

Contingency Plan

      The Company has developed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan includes identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $1.6 million as of October 2, 1999, and the total external costs of year 2000 remediation are expected to be approximately $2.1 million. Of the external costs incurred as of October 2, 1999, approximately $1.3 million was spent on testing and upgrading information technology systems, which represents approximately 60% of the Company's total information technology budget. In addition, as of October 2, 1999, $0.1 million had been spent on testing and upgrading products and $0.2 million had been spent to test and upgrade facilities. Year 2000 costs relating to products and facilities were, and will continue to be, funded from working capital. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred.

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

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's significant suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely affected.
There is expected to be a significant amount of litigation relating to the year
2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

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

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of November 1999.

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
