Form 10-K
period 2000-01-01
THERMO BIOANALYSIS CORP /DE
filed 2000-03-22
CIK 1013547

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
             ----------------------------------------------------

                               FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                      Commission file number 1-12179

                      THERMO BIOANALYSIS CORPORATION
            (Exact name of Registrant as specified in its charter)

Delaware                                        85-0429899
(State or other jurisdiction of
incorporation or organization)      (I.R.S. Employer Identification No.)

504 Airport Road
Santa Fe, New Mexico                                           87504-2108
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 2000, was approximately $44,821,000.

As of January 28, 2000, the Registrant had 20,665,391 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 1, 2000, are incorporated by reference into Parts I and II.

The information required by Part III of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, and such information is incorporated by reference from such filing.

                                PART I

Item 1.  Business

(a)   General Development of Business

      Thermo BioAnalysis Corporation (the Company or the Registrant) operates in three segments: Biomolecular Instruments and Consumables, Clinical Equipment and Supplies, and Information Management Systems. The Company's Biomolecular Instruments and Consumables segment designs, manufactures, and markets a broad range of instruments, such as microplate-based handling and reading equipment, optical biosensors, polymerase chain reaction (PCR) thermal cyclers for deoxyribonucleic acid (DNA) amplification, MALDI-TOF mass spectrometers, and capillary electrophoresis (CE). The Company's Clinical Equipment and Supplies segment includes sample preparation materials to highlight abnormal cells, blood gas and ion-selective electrolyte (ISE) consumables, chemistry reagents and accessories, rapid diagnostic tests for use in physician offices, and clinical biochemistry instrumentation and automation equipment. The Company's Information Management Systems segment manufactures systems which facilitate the monitoring and analysis of samples as well as information storage and organization in laboratories, industrial settings, and clinical testing sites.

      The Company's strategy is to develop and market a portfolio of instruments, consumables, diagnostics, and information management systems for biochemistry, healthcare, and other applications through research and development of innovative products and the acquisition of complementary businesses and technologies. Effective in March 1997, the Company acquired Labsystems Oy, Hybaid Limited, and Labsystems Japan divisions of Life Sciences International PLC (LSI) and the Clinical Products Group of LSI, comprised of Shandon Inc., and its related businesses, including ALKO Diagnostic Corporation, from Thermo Instrument Systems Inc. In 1998*, the Company acquired Data Medical Associates, Inc. (DMA) in July; Trace Scientific Limited in August; BioStar, Inc. in November; and Angewandte Gentechnologie Systeme GmbH (AGS) in December. During 1999, the Company acquired Konelab Oy, Clids Oy, and Bio-Orbit Oy in March and Interactiva Biotechnologie GmbH (Interactiva) in October.

      Labsystems Oy, based in Finland, manufactures microplate-based immunoassay instruments and liquid-handling equipment. Hybaid, based in the U.K., manufactures thermal cyclers and consumables for DNA amplification. Labsystems Japan distributes products manufactured by Labsystems Oy and Hybaid. Shandon is a leader in the manufacture of cytology and histology equipment and consumables used to prepare microscope slides to diagnose diseases, as well as equipment used in autopsies and forensics. ALKO Diagnostic supplies consumables for blood gas and ISE analyzers, DMA and Trace Scientific manufacture chemistry reagents used in hospital and clinical laboratories. BioStar manufactures rapid diagnostic tests used in the physician's office to detect infectious diseases such as influenza, strep throat, or mononucleosis. AGS, based in Germany, manufactures molecular biology reagents for the life sciences market. Konelab manufactures clinical chemistry analyzers and a variety of reagents consumed in the analytical process. Clids manufactures modular laboratory automation systems that yield cost efficiencies for clinical labs. Bio-Orbit manufactures luminometers and reagent kits for research, industrial, and environmental applications. Konelab, Clids, and Bio-Orbit are all based in Finland. Interactiva, based in Germany, synthesizes customized biomolecules for gene research and clinical diagnostic applications.

      As of July 5, 1998, the Company contributed the assets and liabilities of its Eberline health physics division to a joint venture the Company formed with Thermo Instrument. The joint venture was established to address the nuclear instrumentation market. The Company received a 49% equity interest in the joint venture, and initially receives 67% of the profit and losses of the joint venture until the later of the achievement of certain earnings targets by the joint venture or July 2000. The Company's health physics division had revenues of $7,133,000 through July 4, 1998. As a result of the formation of the joint venture, the Company has not consolidated the results of this business since July 5, 1998, but instead records its share of the income as equity in earnings of unconsolidated subsidiaries.

--------------------
* References to 1999, 1998, and 1997 herein are for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

      The Company was incorporated in February 1995 as a wholly owned subsidiary of Thermo Instrument. In September and October 1996, the Company conducted an initial public offering of 1,670,000 shares of its common stock at $14.00 per share for net proceeds of $20,782,000. In June 1998, the Company sold 4,000,000 shares of its common stock in a public offering at $18.125 per share for net proceeds of $69,028,000. Of this amount, 1,000,000 shares were purchased by Thermo Electron Corporation. As of January 1, 2000, Thermo Instrument owned 13,891,582 shares of the common stock of the Company, representing 67% of such stock outstanding. Thermo Instrument is an 88%-owned subsidiary of Thermo Electron. As of January 1, 2000, Thermo Electron owned 4,299,104 shares of the common stock of the Company, representing 21% of such stock outstanding. During 1999, Thermo Electron purchased 491,700 shares in the open market, for a total purchase price of $8,298,000. Thermo Instrument and Thermo Electron develop, manufacture, and sell measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provide knowledge for the user. For example, Thermo Instrument's and Thermo Electron's powerful analysis technologies help researchers sift through data to unlock the mysteries of DNA or develop new drugs; allow manufacturers to fabricate ever-smaller components required to carry greater amounts of information, faster; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently.

      On March 17, 2000, Thermo Instrument commenced a cash tender offer for any and all of the outstanding shares of the Company's common stock at $28.00 per share. This action is part of a major reorganization plan under which Thermo Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments businesses. The completion of this transaction is subject to certain conditions, as outlined in Note 15 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 12 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)  Principal Products and Services

Biomolecular Instruments and Consumables

      The Company's proprietary immunoassay instruments and laboratory consumables are offered through its DYNEX and Labsystems Oy businesses. The Company also manufactures and markets a variety of proprietary products based on emerging technologies, which include optical biosensors, PCR for DNA amplification, mass spectrometers, and CE technologies. These products are offered through the Company's Affinity Sensors, MALDI-TOF, Hybaid, Interactiva, and CE businesses.

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

      In 1999, the Company signed an exclusive licensing agreement to manufacture and market Vitotox(TM), a high-speed, high-through put, low-cost toxicity test designed primarily for pharmaceutical customers conducting drug-discovery research. In addition, the Company introduced the OpSys MR(TM), an economical microplate reader sold to research and clinical laboratories. In 1998, the Company introduced the Multiskan Ascent(R), an upgrade to the Company's optical photometer, and the Assist, an automated system to load microplates into immunoassay dispensers and readers. The Company also introduced microplates for tissue and cell cultures, as well as improved microplates designed to eliminate "crosstalk" or interference between sample wells. In 1997, the Company introduced a combination luminescence and fluorescence microplate, the Fluoroskan Ascent(R) FL. The Fluoroskan offers on-board dispensers for kinetic analysis, precise temperature control, orbital shaking, and robotic integration capabilities.

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

      Laboratory Consumables. The Company designs, manufactures, and markets a wide range of laboratory consumables. The Company's products include a variety of hand-held, single and multi-channel pipettes, as well as tips which, combined with pipettes, are used to transport and deposit precise amounts of fluids and reagents during tests in clinical and research laboratories. The Company's Labsystems Oy business produced the world's first continuously adjustable micropipette and the first multi-channel pipette for microplates. The Company's comprehensive range of Finnpipette liquid handling equipment includes the Finnpipette Digital and the Finnpipette BioControl, and electronically assisted trigger-action pipettes available in single channel and multi-channel versions. In addition, the Company offers a manual 16-channel pipette for use when laboratory testing does not need automation. The Company also manufactures disposable plastic pipette tips that are designed to be used once and then discarded, as well as a variety of other specialty, high precision plastic products, including microplates and microstrips in which laboratory tests are carried out.

      Genetic Analysis. The Company offers automated products for the analysis, purification, and amplification of genetic materials. The Company designs, manufactures, and markets PCR thermal cyclers, which amplify - or duplicate - DNA. PCR is used by research laboratories to diagnose and treat genetically based diseases, and in connection with drug discovery efforts. The technology automates various research procedures. The Company also manufactures hybridization ovens, which enable the identification of a DNA sequence. Products include the PCR Sprint, a high-throughput thermal cycler, and the PCR Express Gradient System, a temperature-control system that allows researchers to simultaneously test a collection of samples at various temperatures, rather than at a single temperature, saving valuable research time.

      In 1999, the Company introduced DASH, an automated screening system for the detection of defects in genes, and King Fisher, a magnetic particle processor for automated DNA purification. Both products automate and accelerate basic, yet critical, steps in preparing DNA for research and identifying small variations within the complex DNA sequence. In addition, the Company introduced AutoPrep(R) for plasmid purification, a submarket of the DNA purification market.

      Optical Biosensors. Optical biosensor systems are a relatively new technology used to quantify biomolecules and characterize their functional properties. Unlike competing technologies, which statically measure only the presence and quantity of a biomolecule, optical biosensors dynamically measure the speed and strength of the molecular interaction. The result is an analytical instrument that provides previously unavailable information regarding molecular activity in real time without the need for chemical or radioactive labels, thereby reducing the time associated with the testing process. Researchers use the Company's optical biosensors to assist them in understanding molecular interaction and how molecules bind relative to one another.

      The Company's multi-analyte biosensor, IAsys Auto+ Advantage, offers improved sensitivity, and the availability of prewritten scripts provides researchers with a high degree of flexibility when designing experiments.

      MALDI-TOF Mass Spectrometry. Mass spectrometry measures the molecular weight of a sample's components, thereby enabling identification and measurement of organic chemical compounds, inorganic elements, or both, contained in the sample. The Company offers an easy to use benchtop MALDI-TOF mass spectrometer.

      Capillary Electrophoresis. CE is a purification and separation technique. CE systems separate molecules as they move through an extremely narrow tube, or capillary, that is charged with an electric field. The largest market for CE systems and related supplies are pharmaceutical companies. One of the principal applications for CE systems is the analysis and separation of biomolecules such as proteins, peptides, and nucleic acids, including DNA. Applications of DNA separation by CE include the identification of specific individuals through DNA "fingerprinting" and the diagnosis of diseases and specific genetic disorders such as leukemia, hepatitis, and sickle cell anemia.

      The Company's line of CE systems includes a low-cost, manually controlled CE system and a fully automated CE system with multiple wavelength detectors. The Company's CE systems offer high sensitivity, as well as advanced data handling, control, and automation features. The Company also offers a line of CE capillaries, buffers, and other consumables.

      The Company sells its immunoassay and optical biosensor products principally through its direct sales force, original equipment manufacturers
(OEMs), dealerships, and distributors throughout the world. The Company maintains direct sales offices in several European countries, Japan, and the United States. The Company also sells through manufacturers' representatives.

      The Company distributes its laboratory consumables through regional and national distributor sales channels in over 100 countries worldwide. The Company's microplates are also sold to OEMs, which then incorporate the microplates into kits sold to diagnostic laboratories.

      The Company sells its genetic analysis products through its direct sales force in the United States, the United Kingdom, Germany, and France, as well as through distributors throughout the world. Interactiva's genetic analysis products are sold principally over the Internet at www.interactiva.de.
The Company plans to increase its Web-based distribution during 2000.

      The Company distributes its MALDI-TOF mass spectrometry products through dealers and distributors throughout the world.

Clinical Equipment and Supplies

      The Company addresses the clinical laboratory and healthcare markets with equipment and supplies for the histology and cytology laboratories; chemistry reagents for clinical chemistry laboratories; rapid diagnostic tests for use in physician offices, health clinics, and hospitals; clinical chemistry analyzers for use in laboratories; and laboratory automation systems for use in clinical labs. Equipment and consumables for cytology, histology, and pathology applications are manufactured by Shandon. These businesses also supply consumables for blood gas and ISE analyzers worldwide. Chemistry reagents are manufactured by Trace Scientific and DMA, and clinical chemistry analyzers are manufactured by Konelab. Blood gas and ISE reagents and consumables are manufactured by ALKO Diagnostic. Rapid diagnostic test kits are manufactured by BioStar and modular laboratory automation systems are manufactured by Clids.

      Cytology and Histology Equipment. The Company is a leader in the manufacture of cytology and histology equipment used to prepare slides containing thin layers of specially stained cells from patient samples, which enable medical professionals to detect and diagnose diseases. Slide preparation is a multi-step process, which, in most cases, requires a specimen to be stabilized, mounted, sectioned, stained, and coverslipped. The Company offers a complete line of equipment, accessories, and consumables to perform each step in the slide preparation process. The Company's equipment is designed to enhance operator safety by limiting contact with body fluid and tissue samples, as well as by preventing fumes from reagents used in the slide preparation process from being released into the laboratory. These products are used primarily by hospitals and medical laboratories.

      The Company also manufactures and markets cytology and histology consumables. The Company's Cytofunnels are patented disposable specimen containers that are used in conjunction with its Cytospin. Other consumables offered by the Company include biopsy bags, disposable cutting blades, knife holders, reagents used by tissue processors, cell stains and fixatives, glass slides, and slide racks. In addition, the Company manufactures and markets immunohistochemistry kits, which are used to provide specific information about a disease. For example, they are used to determine the primary location of a malignancy based on the antibodies present in a secondary tumor specimen. The Company's products include the Finesse Microtome (TM), an instrument that prepares patient samples by slicing thin layers of sample for more accurate detection and diagnosis, and Netmon, a service to test the performance of its Pathcenter tissue processors from a remote location in advance of a service call, enabling service personnel to arrive equipped with the necessary replacement parts to repair the instrument. In 1999, the Company introduced Varistain(R) Gemini, a new automated slide stainer for more efficient detection of cancerous cells.

      Pathology Equipment. The Company is also a leading provider of vented dissection equipment and refrigerated storage facilities used in autopsies and forensic evaluations. The Company's products, which are sold under the Shandon brand name, are used by laboratories, morgues, medical schools, medical examiners, and research and veterinary facilities worldwide. The Company also designs, manufactures, and installs complete autopsy/mortuary facilities based upon customers' specific space, function, and budget requirements. In 1999, the Company began to manufacture its own line of modular cabinetry for use in pathology labs.

      The Company manufactures and markets a series of stationary tables, ranging from a standard autopsy table to an elevating, rotating autopsy table. These tables are equipped with several safety features including a down-draft ventilation system to ensure that fumes are exhausted away from the work surface and a built-in continuous table rinse to flush waste away from the table surface. The Company's other principal pathology products include dissecting sinks, cadaver lifts, transportable tables and carts, refrigerators, storage facilities, and workstations. In addition to being used for autopsies, the Company's workstations are used by medical laboratories for many types of gross examinations and sectioning of specimens. In addition, the Company also markets numerous pathology-related consumables including fume hoods and filters, dissecting tools, instrument trays, and disposable boots and gloves.

      Blood Gas and ISE Consumables. The Company's ALKO Diagnostic business supplies consumables for blood gas and ISE analyzers. Blood gas analyzers are used to diagnosis the type and stage of certain diseases, such as coronary artery disease, by measuring the levels of gases in blood samples. ISE analyzers perform the same function by measuring the levels of electrolytes in blood, plasma, serum, and urine samples. The Company's products are used to calibrate, clean, and maintain these analyzers. The Company's products are compatible with most major brands of blood gas and ISE analyzers, and are used by hospitals and medical laboratories. The Company's principal products include electrodes, buffers, calibrators, cartridges, and tubing.

      Chemistry Reagents. The Company's clinical chemistry reagents are developed as a low-cost, high-quality alternative to OEM products, as well as to provide advanced stabilization technology for, as an example, longer shelf life.

      Rapid Diagnostics. The Company manufactures rapid diagnostic tests for certain infectious diseases based on a unique, patented thin-film optical immunoassay technology. The Company provides test kits for influenza A and B, strep throat, group B strep, chlamydia, infectious mononucleosis, and pregnancy. FLU OIA(R), an optical immunoassay diagnostic test kit cleared by the U.S. Food and Drug Administration (FDA) to detect influenza, detects both influenza A and B in 15 minutes. In 1999, the Company introduced new diagnostic test kits for vaginitis and received FDA clearance for CdTox A OIA(R), a rapid diagnostic test to detect toxin A of colstridium difficile bacteria, which causes intestinal illness.

      Clinical Chemistry Analyzers. The Company manufactures clinical chemistry analyzers and reagents consumed in the analytical process. Coupled with the Company's modular laboratory automation systems, discussed below, the analyzers serve the routine clinical chemistry needs of small, medium, and large clinical laboratories.

      Laboratory Automation Systems. The Company manufactures modular laboratory automation systems that yield cost-efficiencies for clinical labs. The Company's patented sample-collection and identification systems contain a microchip that stores such pertinent data as patient identity and laboratory tests to be performed.

      The Company sells its cytology, histology, and pathology products to its customers through its direct sales force in France, Germany, the United Kingdom, and the United States, as well as through distributors.

      The Company's blood gas and ISE analyzers are sold through its direct sales force in the United States, distributors and OEM arrangements.

      The Company's chemistry reagents and rapid diagnostics are sold through its direct sales force, distributors, and OEM arrangements.

      The Company's clinical chemistry analyzers and laboratory automation systems are sold through OEM arrangements in the United States and through its direct sales force in Europe. In addition, the Company plans to develop OEM arrangements in Europe for distribution of these products.

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

      Laboratory Information Management Systems (LIMS). The Company is recognized as one of the world's leading LIMS suppliers. The Company also maintains an implementation support group that provides software customization and project management services for its customers. A substantial majority of the Company's customers are Fortune 500 companies in the process chemical, aerospace, pharmaceutical, environmental, oil and gas, petrochemical, automotive, food and beverage, agricultural, and medical products industries. The Company's products are used primarily for research and development, quality assurance and quality control, and processing facilities.

      In 1999, the Company introduced upgrades to Nautilus, a new PC-based LIMS product, featuring a built-in instrument interface, which integrates laboratory instruments into the LIMS. The integration is fully automated, eliminates transcription errors, and allows data to be automatically imported from instruments into the LIMS.

      Chromatography Data Systems (CDS). The Company's CDS products are open system analytical tools that assist users in analyzing chromatographic data obtained via gas and liquid chromatography and CE. In 1999, the Company introduced upgrades to Atlas, a CDS designed in joint development with chromatographers from some of the Company's clients to ensure the new system met the needs of customers.

      The Company's LIMS and CDS products serve a variety of geographic markets. The Company maintains direct sales and service offices in the United States, the United Kingdom, Germany, Holland, France, Spain, Australia, Singapore, and Japan. Distribution agents are located in Austria, Bahrain, Brazil, China, Chili, Czech Republic, Sweden, Ireland, Israel, Italy, Mexico, Saudi Arabia, Slovak Republic, South Africa, Switzerland, and Taiwan.

      (ii) and (xi) New Products; Research and Development

      The Company's business includes the research and development of new products. (See "Principal Products and Services.") The Company expended $24,241,000, $15,559,000, and $14,057,000, respectively, on internally sponsored research and development programs in 1999, 1998, and 1997, respectively.

      (iii)Raw Materials

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

      (v)  Seasonal Influences

      Revenues from rapid diagnostics are higher during the winter months. The Company's revenues across all segments generally are lower in the third quarter of each calendar year, primarily because many of its European operations and customers are on holiday during part of the summer months. In addition, revenues at the Company's Labsystems Oy subsidiary are generally higher in the second and fourth quarter of each calendar year, due to the timing of budgets for government and nonprofit organizations.

      (vi) Working Capital Requirements

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

      (vii)Dependency on a Single Customer

      No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

      (viii)Backlog

      The Company's backlog of firm orders was as follows:

(In thousands)                                                                              1999     1998
---------------------------------------------------------------------------------------- -------- --------

Biomolecular Instruments and Consumables                                                 $ 7,748  $ 9,820
Clinical Equipment and Supplies                                                           11,628    8,497
Information Management Systems                                                            12,398   13,866
                                                                                         -------  -------

                                                                                         $31,774  $32,183
                                                                                         =======  =======
      Certain of these orders are cancelable by the customer upon payment of a cancellation charge. The Company anticipates that substantially all of the backlog at January 1, 2000, will be shipped or completed during the next twelve months. The Company does not believe the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

      (ix) Government Contracts

      Not applicable.

      (x)  Competition

      The markets for the Company's products are highly competitive. In each of the markets it serves, the Company competes with a number of companies, many of which have greater engineering, manufacturing, and marketing resources than the Company.

Biomolecular Instruments and Consumables

      Immunoassay. The Company competes in the immunoassay market primarily on the basis of technological innovation, performance (including throughput and sensitivity), flexibility, and price. In the detection-systems market, the Company competes primarily with Bio-Tek Instruments, Inc., Molecular Devices
Corporation, and PerkinElmer Inc. In the automated-systems market, the Company's main competitors include Packard Biosciences, BioChem Pharma Inc., Hamilton
Bonaduz AG, and Tecan AG.

      Laboratory Consumables. The Company competes in the laboratory consumables market primarily on the basis of price, performance, and ease of use. The
Company's principal competitors in the consumables or plastics market include
Nalge Nunc Inc., Corning-Costar Corporation, Rainin Instruments, Greiner GmbH, and Eppendorf GmbH.

      Genetic Analysis. The Company competes in the analysis, purification, and amplification of DNA on the basis of technological innovation and performance.
In the mutation-detection market, the Company competes primarily with Promega
Corporation and Third Wave Technologies, Inc. In the purification market, the
Company competes with Quiagen Corporation. The Company's thermal cyclers compete in the DNA amplification market primarily on the basis of performance, ease of use, and, to a lesser extent, price. Major competitors include PerkinElmer and MJ Research Inc.

      Optical Biosensors. In the optical biosensors market, the Company competes primarily on the basis of technological innovation, performance, and price. The Company's main competitor is Biacore International, Inc.


      MALDI-TOF Mass Spectrometry. The Company competes in the MALDI-TOF mass spectrometry market primarily on the basis of the technical performance of its MALDI-TOF mass spectrometers, as well as on the demand in the analytical biochemistry community for highly automated mass spectrometers. To a lesser degree, the Company also competes on the basis of price. Principal competitors in the mass spectrometry market include PerSeptive Biosystems, Inc., a subsidiary of PE BioSystems Group; Shimadzu Corporation; Bruker Instruments
Inc.; and Micromass Ltd.

      Capillary Electrophoresis. The Company competes in the market for CE systems primarily on the basis of technical performance and automation features, and, to a lesser extent, price. The Company's principal competitors in the CE market include Beckman Instruments, Inc. (Beckman), Bio-Rad Laboratories, Inc., and Hewlett-Packard.

Clinical Equipment and Supplies

      Cytology, Histology, and Pathology Equipment. The Company competes in the histology, cytology, and pathology laboratory equipment and supplies market, primarily on the basis of quality, price, and service. In the histology market, the Company's main competitors include Leica Microsystems Inc., Sakura Finetek
U.S.A. Inc., Carl Zeiss, Inc., and Ventana Corporation. In the cytology market, the main competitors are Wescor Inc. and Cytyc Corporation, and in the pathology market, competitors include Jewett Inc., Mopec Inc., and Mortech Manufacturing
Company.

      Blood Gas and ISE Consumables. The Company competes primarily on the basis of price, customer relationships, and product quality in the blood gas and ISE analyzers market. The Company's competitors include Chiron Corporation, Radiometer, Instrumentation Laboratory S.p.A., AVL List GmbH, Beckman Coulter,
Inc., Dade-Behring, Inc., and Nova Biomedical.

      Chemistry Reagents. In the clinical chemistry reagent market, the Company's competitors include Abbott Laboratories, BioChem Pharma, Chiron
Corporation, and Sigma-Aldrich Corporation.

      Rapid Diagnostics. In the diagnostic test kits market, the Company's main competitors are Abbott Laboratories, Becton, Dickinson and Company,
Roche-Boeringher Manheim, and Quidel Corporation.

      Clinical Chemistry Analyzers and Laboratory Automation Systems. The
Company's clinical chemistry analyzers and laboratory automation systems compete primarily with the Diagnostic Division of Abbott Laboratories, Roche-Boeringer
Manheim Diagnostics, Bayer-Chiron Diagnostics, and Beckman Coulter.

Information Management Systems

      The Company competes in the high-end LIMS and CDS markets primarily on the basis of the functionality, flexibility, and technical sophistication of its systems; its ability to tailor its software packages to a customer's specific laboratory protocols and to provide superior customer service and technical support; and price. Significant competitors in the LIMS and CDS markets include
PerkinElmer; PE Biosystems; Beckman Coulter, Inc.; Agilent Technologies, Inc.;
LabVantage Solutions; Scientific Software Inc.; Laboratory MicroSystems, Inc.
subsidiary of Instron Corporation; and Waters Corporation.

      (xii)Environmental Protection Regulations

      The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

      (xiii)Number of Employees

      As of January 1, 2000, the Company employed approximately 1,900 people.


(d)   Financial Information About Geographic Areas

      Financial information about geographic areas is summarized in Note 12 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
Shareholders, which information is incorporated herein by reference.

(e)   Executive Officers of the Registrant

        Name                Age   Present Title (Fiscal Year First Became Executive Officer)
        ------------------- ---   ---------------------------------------------------------

        Colin Maddix         54   President and Chief Executive Officer (1998)
        Timo H. Lasola       43   Vice President (1999)
        Gordon W. Logan      38   Vice President (1999)
        Theo Melas-Kyriazi   40   Chief Financial Officer (1998)
        Paul F. Kelleher     57   Chief Accounting Officer (1995)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal.  Mr. Maddix has been Chief Executive
Officer, President, and a Director of the Company since March 1998.  Since 1992, Mr. Maddix has been
President and Chief Executive Officer of the Clinical Products Group of LSI, which includes Shandon Inc.
and ALKO Diagnostic Corporation.  Since 1991, Mr. Lasola has held various positions at Labsystems Oy where he served most recently as President and was appointed Vice President of the Company in 1999.  Mr.
Logan is the Managing Director of Thermo LabSystems Limited, a wholly owned subsidiary of the Company, and was appointed Vice President of the Company in 1999.  Mr. Melas-Kyriazi was appointed Chief
Financial Officer of the Company and Thermo Electron on January 1, 1999.  He joined Thermo Electron in
1986 as Assistant Treasurer, and became Treasurer in 1988.  In 1994, he was named President and Chief
Executive Officer of ThermoSpectra Corporation, a subsidiary of Thermo Instrument.  In 1998, he became
Vice President of Corporate Strategy for Thermo Electron.  Mr. Kelleher has held comparable positions for at least five years with Thermo Instrument or Thermo Electron.  Messrs. Melas-Kyriazi and Kelleher
are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the
Company's needs reasonably require.

Item 2.  Properties

      The Company believes that its facilities are in good condition and are adequate to meet its current needs and that other suitable space is readily available if any leases are not extended. The Company also believes that none of its manufacturing facilities are currently fully utilized and that the additional manufacturing capacity available at such facilities will be sufficient to satisfy its manufacturing requirements for at least the next 12 months. With respect to leases expiring in the near future, in the event that the Company does not renew such leases, the Company believes that suitable alternative space is available for lease on acceptable terms. The location and general character of the Company's properties by industry segment as of January
1, 2000, are as follows:

Biomolecular Instruments and Consumables

      The Company leases approximately 208,000 square feet of office, manufacturing, engineering, and laboratory space in Finland under leases expiring through 2005; approximately 65,000 square feet of office, manufacturing, engineering, laboratory, and warehouse space in Virginia, Massachusetts, and New Mexico, under leases expiring through 2001; approximately
41,000 square feet of office, manufacturing, engineering, laboratory, and warehouse space in Germany, under leases expiring through 2003; approximately
38,000 square feet of office, manufacturing, engineering, and laboratory space in England, under a leases expiring through 2009; approximately 28,000 square feet of office, manufacturing, and laboratory space in Belgium, under a lease expiring in 2001; and approximately 59,000 square feet of office, manufacturing, and warehouse space in Belgium, China, Japan, Russia, Spain, France, Sweden,
India, the United Kingdom, and the Czech Republic under leases expiring through 2015.



Clinical Equipment and Supplies

      The Company owns approximately 95,000 square feet of office, manufacturing, engineering, and laboratory space in Pennsylvania. The Company leases approximately 135,000 square feet of office, manufacturing, engineering, and laboratory space in Texas, Colorado, and Massachusetts, under leases expiring through 2004; approximately 51,000 square feet of office, manufacturing, and engineering space in England, under a lease expiring in 2014;
approximately 34,000 square feet of office, manufacturing, and laboratory space in Australia, under a lease expiring in 2002; approximately 19,000 square feet of office, manufacturing, and laboratory space in Croatia under a lease expiring in 2000; and 22,000 square feet of office, manufacturing, and laboratory space in France, Germany, and New Zealand, under leases expiring through 2004.

Information Management Systems

      The Company leases approximately 30,000 square feet of office space in England, under a lease expiring in 2016; approximately 7,000 square feet of office space in Massachusetts, under a lease expiring in 2001; approximately
14,000 square feet of office space in France, Germany, Spain, Australia, the Netherlands, Japan, and Singapore, including 2,500 square feet subleased from ThermoQuest and 2,000 square feet subleased from Thermo Optek, under leases expiring through 2003.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.




                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

      On October 26, 1999, the Company issued 3,030,303 shares of its common stock to Thermo Instrument Systems Inc. in connection with Thermo Instrument's conversion of the Company's $50,000,000 principal amount 4.875% convertible subordinated note due 2001. The note was convertible into shares of the Company's common stock at $16.50 per share. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the caption
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the caption
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 1, 2000, and Supplementary Data are included in the Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures

      Not applicable.


                                   PART III

      The information required under Items 10, 11, 12, and 13 of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, the end of the Registrant's fiscal year covered by this Form
10-K.




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

       List of Financial Statements and Schedules Referenced in this Item 14

       Information incorporated by reference from Exhibit 13 filed herewith:

                    Consolidated Statement of Income
                    Consolidated Balance Sheet
                    Consolidated Statement of Cash Flows
                    Consolidated Statement of Comprehensive Income and
                         Shareholders' Investment
                    Notes to Consolidated Financial Statements
                    Report of Independent Public Accountants

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

Date:  March 22, 2000              THERMO BIOANALYSIS CORPORATION


                                   By: /s/ Colin Maddix
                                       Colin Maddix
                                       President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 22, 2000.

Signature                          Title


By:  /s/ Colin Maddix              President, Chief Executive Officer, and
     Colin Maddix                  Director


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


By:  /s/ Jonathan W. Painter       Director
     Jonathan W. Painter


By:  /s/ Arnold N. Weinberg        Director
     Arnold N. Weinberg




               Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo BioAnalysis Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo BioAnalysis
Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 15, 2000 (except with respect to the matter discussed in Note 15, as to which the date is March
17, 2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 14 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                             Arthur Andersen LLP



Boston, Massachusetts
February 15, 2000

SCHEDULE II

                                      THERMO BIOANALYSIS CORPORATION

                                    Valuation and Qualifying Accounts
                                              (In thousands)

Description                                      Provision    Accounts    Accounts   Other (a)    Balance
                                    Balance at  Charged to   Recovered     Written                 at End
                                     Beginning     Expense                     Off                of Year
                                       of Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- ----------

Allowance for Doubtful Accounts

Year Ended January 1, 2000             $ 5,571     $ 1,408     $     -     $(1,593)    $     -     $ 5,386

Year Ended January 2, 1999             $ 6,232     $   648     $    27     $(1,039)    $  (297)    $ 5,571

Year Ended January 3, 1998             $   991     $   606     $     -     $  (369)    $ 5,004     $ 6,232

Description                           Balance at    Established      Activity      Other (c)      Balance
                                       Beginning     as Cost of    Charged to                      at End
                                         of Year   Acquisitions       Reserve                     of Year
----------------------------------- ------------- -------------- ------------- -------------- ------------

Accrued Acquisition Expenses (b)

Year Ended January 1, 2000                $3,537        $ 3,222        $(1,803)      $(1,073)       $3,883

Year Ended January 2, 1999                $4,604        $ 2,525        $(2,219)      $(1,373)       $3,537

Year Ended January 3, 1998                $1,857        $ 7,677        $(3,665)      $(1,265)       $4,604


Description                           Balance at      Provision      Activity      Currency       Balance
                                       Beginning     Charged to    Charged to   Translation        at End
                                         of Year    Expense (e)       Reserve                     of Year
----------------------------------- ------------- -------------- ------------- ------------- -------------

Restructuring Reserves (d)

Year Ended January 1, 2000                $  209       $      -        $ (180)       $  (29)      $     -

Year Ended January 2, 1999                $    -       $  1,102        $ (913)       $   20       $   209

(a) Includes allowance of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's 1999 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 2 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction in cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.
(d) The nature of activity in this account is described in Note 10 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(e) Excludes provision of $0.2 million for asset write-downs in 1998.



                                              EXHIBIT INDEX
Exhibit
Number         Description of Exhibit

2.1* Purchase Agreement dated as of February 5, 1996, by and among the Company, Dynatech Corporation, and certain of their respective affiliates.

2.2            Share Purchase Agreement dated as of May 6, 1997, between the
               Company and Thermo Instrument Systems Inc., with respect to
               Labsystems Oy and Hybaid Limited (incorporated by reference herein from Exhibit 2 to the Company's Quarterly Report on Form
               10-Q for the quarter ended March 29, 1997).

2.3            Share Purchase Agreement dated as of July 30, 1997, between the Company and Thermo Instrument Systems Inc., with respect to Labsystems
               Japan (incorporated by reference herein from Exhibit 2 to the
               Company's Quarterly Report on Form 10-Q for the quarter ended
               June 28, 1997).

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

3.1*           Certificate of Incorporation of the Registrant.

3.2*           By-Laws of the Company.

3.3            Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference herein from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for
               the quarter ended October 3, 1998).

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

10.3*          Tax Allocation Agreement dated as of February 27, 1995, between
               Thermo Electron and the Company.

10.4           Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation (incorporated by reference herein from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999).





                                              EXHIBIT INDEX

Exhibit
Number         Description of Exhibit

10.5           [Reserved.]

10.6           Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of
               December 2, 1997, between Thermo Instrument and the Company (incorporated by reference herein from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998).

10.7           Amended and Restated Equity Incentive Plan of the Registrant (incorporated by reference herein from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999).

               In addition to the stock-based compensation plans of the Company, the executive officers of the Company may be granted awards under stock-based compensation plans of Thermo Electron and Thermo
               Instrument for services rendered to the Company or such affiliated corporations. The terms of such plans are substantially the same as those of the Company's Amended and Restated Equity Incentive Plan.

10.8           Amended and Restated Deferred Compensation Plan for Directors of the Registrant
               (incorporated by reference herein from Exhibit 10.4 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended July 3, 1999).

10.9           Amended and Restated Directors Stock Option Plan of the Registrant (incorporated by reference herein from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended July 3, 1999).

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

10.12*         Asset Transfer Agreement dated as of February 27, 1995, between Thermo Separation
               Products Inc. and the Company.

10.13*         Exclusive License Agreement dated as of February 27, 1995, between Thermo Separation
               Products Inc. and the Company.

10.14* Exclusive License Agreement dated as of February 27, 1995, between the Company and Thermo Separation Products Inc.

10.15*         Manufacturing Agreement dated as of February 27, 1995, between Thermo Separation Products
               Inc. and the Company.

10.16          Restated Stock Holding Assistance Plan and Form of Promissory Note (incorporated by reference herein from Exhibit 10.20 to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 28, 1996).

10.17          10,100,000 British pounds sterling Principal Amount Promissory
               Note, due July 15, 2001.

10.18* Asset and Share Purchase Agreement dated as of July 22, 1996, among SID Instruments Inc., HB Instruments Inc., the Company, and
               Thermo Instrument.




Exhibit
Number         Description of Exhibit

10.19*         Asset Purchase Agreement dated as of July 22, 1996, among Thermo
               LabSystems Limited, FI Instruments Inc., Thermo FAST U.K.
               Limited, the Company, and Thermo Instrument.

13             Annual Report to Shareholders for the year ended January 1, 2000
               (only those portions incorporated herein by reference).

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule.

Each exhibit above which is marked with an asterisk (*) is incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 [File No. 333-08697].